Form 10QSB
period 1996-06-30
SLIPPERY ROCK FINANCIAL CORP
filed 1996-08-13
CIK 884782

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                            FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996

                                 OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


For the transition period from_____________  to ____________

                    Commission file Number: 0-21720
            ----------------------------------------------
                   SLIPPERY ROCK FINANCIAL CORPORATION
(Exact Name of small business issuer as specified in its charter)

PENNSYLVANIA                              25 - 1674381
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification Number)

100 SOUTH MAIN STREET
SLIPPERY ROCK, PENNSYLVANIA                16057 - 1245
(Address of principal executive offices)   (Zip Code)

Issuer's telephone number, including area code: (412) 794-2210

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.     YES _X_     NO ___

As of August 6, 1996, there were 1,378,124 shares outstanding of the issuer's class of common stock.

                   Slippery Rock Financial Corporation
                  INDEX TO QUARTERLY REPORT ON FORM 10-QSB



Part I    Financial Information                                   Page

          Item 1.   Financial Statements (unaudited)

                    Consolidated Balance Sheet, June 30, 1996       3

                    Consolidated Statements of Income
                    Three months ended June 30, 1996 and 1995
                    and Six months ended June 30, 1996 and 1995     4

                    Consolidated Statement of Cash Flows
                    Six months ended June 30, 1996 and 1995         5

                    Notes to Consolidated Financial Statements      6

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                      7


Part II    Other Information                                        12

           Signatures                                               13

              Slippery Rock Financial Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEET
                            (Unaudited - $ in 000)
                                                          June 30,
                                                            1996
                                                         -----------
ASSETS
  Cash and due from banks                                $     8,311
  Interest-bearing deposits in other banks                       125
  Mortgage loans held for sale                                   355
  Investment securities:
    Available for sale                                        11,979
    Held to maturity (market value $11,531)                   11,547
  Loans (net of unearned income of $36)                      131,327
  Less allowance for loan losses                               1,160
                                                         -----------
      Net loans                                              130,167
  Premises and equipment                                       3,586
  Accrued interest and other assets                            2,519
                                                         -----------
      Total assets                                       $   168,589
                                                         ===========
LIABILITIES
  Deposits:
    Noninterest-bearing demand                           $    23,155
    Interest-bearing demand                                   17,440
    Savings                                                   17,925
    Money market                                              20,094
    Time                                                      65,132
                                                         -----------
      Total deposits                                         143,746

Short term borrowings                                          4,100
Long-term debt                                                   935
Accrued interest and other liabilities                           729
                                                         -----------
      Total liabilities                                      149,510
                                                         -----------
STOCKHOLDERS' EQUITY
  Common stock (par value $0.25; authorized
    12,000,000 shares, 1,378,124 issued)                         345
  Surplus                                                     10,676
  Retained earnings                                            8,150
  Net unrealized loss on securities                              (92)
                                                         -----------
      Total stockholders' equity                              19,079
                                                         -----------
      Total liabilities and
        stockholders' equity                             $   168,589
                                                         ===========

See accompanying notes to the consolidated financial statements.

           Slippery Rock Financial Corporation and Subsidiary
                 CONSOLIDATED STATEMENT OF INCOME
             (Unaudited - $ in 000 except per share amounts)


                                              Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
                                                1996       1995        1996        1995
                                               -----      -----       -----       -----
INTEREST INCOME
  Loans, including fees                      $   2,945  $   2,740  $   5,837   $    5,360
  Interest-bearing deposits in other
    banks                                            3          2          5            5
  Federal funds sold                                19         52         51           72
  Interest on investment securities:
    Taxable                                        130        112        277          237
    Exempt from federal income tax                 173        128        348          261
    Dividends                                       11         15         23           25
                                             ---------  ---------  ---------   ----------
      Total interest income                      3,281      3,049      6,541        5,960
                                             ---------  ---------   --------   ----------
INTEREST EXPENSE
  Deposits                                       1,284      1,177      2,654        2,184
  Borrowed funds                                    21         17         48           39
                                             ---------  ---------   --------   ----------
      Total interest expense                     1,305      1,194      2,702        2,223
                                             ---------  ---------   --------   ----------
NET INTEREST INCOME                              1,976      1,855      3,839        3,737
Provision for loan losses                           50         37        100           75
                                             ---------  ---------   --------   ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                1,926      1,818      3,739        3,662
                                             ---------  ---------   --------   ----------
OTHER INCOME
  Service charges on deposit accounts              121        136        247          252
  Trust department income                           13         10         22           31
  Net loss on sales of loans                       (16)        (2)       (16)         (10)
  Other income                                      86         68        153          147
                                             ---------  ---------   --------   ----------
      Total other income                           204        212        406          420
                                             ---------  ---------   --------   ----------
OTHER EXPENSE
  Salaries and employee benefits                   571        524      1,138        1,095
  Occupancy expense, net                           100         99        207          195
  Furniture and equipment expense                  153        113        289          218
  Data processing expense                           47         52         92          105
  FDIC Insurance                                     -         72          1          145
  Stationery, printing and supplies                 28         31         67           63
  Pennsylvania shares tax                           41         33         82           67
  Other                                            243        227        485          418
                                             ---------  ---------   --------   ----------
      Total other expense                        1,183      1,151      2,361        2,306
                                             ---------  ---------   --------   ----------
Income before income taxes                         947        879      1,784        1,776
Income tax expense                                 273        266        511          531
                                             ---------  ---------   --------   ----------
NET INCOME                                   $     674  $     613  $   1,273   $    1,245
                                             =========  =========  =========   ==========
PER SHARE DATA
  Average shares for the period              1,378,124  1,378,214  1,378,124    1,378,124
  Earnings per share                         $    0.49  $    0.44  $    0.92    $    0.90
  Dividends paid                             $    0.28  $    0.23  $    0.28    $    0.23

Per share amounts for 1995 have been restated for a 10% stock dividend paid December 28, 1995 and for the effects of a four for one stock split on June 28, 1996.

See accompanying notes to the consolidated financial statements.

                      Slippery Rock Financial Corporation and Subsidiary
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited - $ in 000)

                                                       Six Months Ended
                                                            June 30,
                                                     1996             1995
                                                    -----            -----
OPERATING ACTIVITIES
  Net income                                      $   1,273       $    1,245
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Provision for loan losses                             100               75
  Depreciation and amortization                         277              234
  Deferred taxes                                         35               86
  Origination of loans held for sale                   (500)          (2,235)
  Proceeds of sales of loans held for sale            1,722            1,972
  Loss on sale of loans                                  16               10
  (Increase) decrease in accrued interest
    receivable                                          (73)               1
  (Decrease) increase in accrued interest
    payable                                              (1)              87
  Other, net                                           (330)            (476)
                                                  ---------        ---------
    Net cash provided by operating activities         2,519              999
                                                  ---------        ---------
INVESTING ACTIVITIES
Investment securities available for sale:
    Repayments                                          762              397
    Purchases                                          (576)            (202)
Investment securities held to maturity:
    Repayments                                        1,847            1,437
    Purchases                                             -             (189)
Increase in loans, net                               (8,605)          (5,906)
Purchase of premises and equipment                     (156)            (479)
Other investing activities                                -              (73)
                                                  ---------        ---------
      Net cash used by investing activities          (6,728)          (5,015)
                                                  ---------        ---------
FINANCING ACTIVITIES
  Increase in deposits, net                           3,082            4,820
  Increase in short term borrowings                   4,100                -
  Payments on short term borrowings                  (1,300)               -
  Payments on borrowed funds                             (4)              (3)
  Cash dividends paid                                  (379)            (314)
                                                  ---------        ---------
      Net cash provided by financing
       activities                                     5,499            4,503
                                                  ---------        ---------
      Increase in cash and cash equivalents           1,290              487

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                           7,047           10,394
                                                  ---------        ---------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                       $   8,337        $  10,881
                                                  =========        =========

Cash payment for interest                         $   2,703        $   2,136
Cash payments for income taxes                    $     484        $     462


See accompanying notes to the consolidated financial statements.

            Slippery Rock Financial Corporation and Subsidiary
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - STOCK SPLIT AND DIVIDEND INFORMATION

During the first quarter of 1996, the Board of Directors of the Corporation approved an increase in the number of shares authorized from 1,000,000 to 3,000,000 shares.

In addition, at the April 9, 1996 meeting, the Board also approved a four for one split of the Company's common stock. Par value of the stock decreased from $1.00 to $0.25 per share. Shareholders of record on June 3, 1996 received three additional shares for each share owned as of that date.
The additional shares were distributed on June 28, 1996.   The Board  also
authorized a cash  dividend of $1.10  ($0.275 after the effect of the stock
split) per share.   The cash dividend also had a record date of June 3,
1996 and was paid June 28, 1996.  Total shares outstanding after the split
were 1,378,124.   Earnings per share data for 1995 have been restated for
the effects of the stock split. Also, as a result of the stock split, the number of authorized shares has increased to 12,000,000.

NOTE 3 - ACCOUNTING PRONOUNCEMENT

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." Statement No. 122 amends Statement No. 65 to require the recognition as separate assets the rights to service mortgage loans for others however those servicing rights are acquired. This statement also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights.

The Company does participate in the secondary mortgage market by selling fixed rate, residential mortgages to the Federal Home Mortgage Corporation ("Freddie Mac") and currently maintains the servicing of the sold loans. The adoption of Statement No. 122 does not have a material effect on the Company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1996 and 1995
- - -----------------------------------------------------------

Total interest income of $3,281,000 for the three month period ended June 30, 1996 compares to $3,049,000 for the same three month period in 1995, an increase of $232,000 or 7.6%. The overall increase in total interest income is attributed to an increase in interest and fees on loans of $205,000 and to an increase in interest income on investment securities of $63,000. Interest on federal funds sold of $19,000 at June 30, 1996 compares to $52,000 for the three month period ended June 30, 1995, a decrease of $33,000. The increase in interest and fees on loans is due primarily to increased volume in the loan portfolio, principally due to an increase in loans secured by first lien, 1- 4 family residential property and to an increase in tax free loans due to a credit extension to a local water and sewer authority. The increase in investment income is due to an increase in available for sale securities. The decline in income from federal funds sold is due to a reduction in volume. Total net loans at
June  30, 1996  were  $130,167,000,  an  increase  of  $13.2   million  or
11.3% from $116,996,000 at June 30, 1995. Available for sale securities at June 30, 1996 of $11,979,000, represent an increase of $5.7 million from $6,268,000 at June 30, 1995. Federal funds sold declined from a level of $5.2 million at June 30, 1995 to zero at June 30, 1996. The decline in overnight funds sold of $5.2 million, in conjunction with a net deposit increase of $9.6 million was used to fund the net increases in loans and available for sale securities.

Total interest expense of $1,305,000 for the three month period ending June 30, 1996 represents an increase of $111,000 from the $1,194,000 reported for the same three month period in 1995. The increase in interest expense is due to increases in volume and to a general rise in the Bank's overall cost of funds.

Overall, total deposits increased $9.6 million or 7.2% from a level of $134,142,000 at June 30, 1995 to $143,746,000 at June 30, 1996. The
Company's money market product had the largest increase with growth of $6.5 million or 48.4%. The increase in the money market product can be attributed to the tiered interest rate product offered in 1995. The product was divided into three separate tiers, each paying a different interest rate. Consumers were offered an attractive savings instrument which paid competitive market rates. The Company's overall cost of funds at June 30, 1996 was 4.58%, an increase of 48 basis points from a level of 4.10% at June 30, 1995.

Net interest income of $1,976,000 for the three months ended June 30, 1996 compares to $1,855,000 for the same three month period in 1995, an increase of $121,000.

Total other income for the three month period ended June 30, 1996 of $204,000 compares to $212,000 for the three month period ended June 30, 1995, a decrease of $8,000. The decrease is derived primarily from a decrease in service charges on deposit accounts and to net losses on loan sales.

Total other expense of $1,183,000 for the three months ended June 30, 1996 compares to $1,151,000 for the same three month period in 1995. This
represents an increase of $32,000.   Equipment expense of $153,000 at June
30, 1996 represents an increase of $40,000 from the $113,000 reported at June 30, 1995. The increase in equipment expenses (primarily depreciation) is attributed to the Prospect, Pennsylvania branch office renovations and the check imaging system projects that were recorded in the third quarter of 1995. Salary and employee benefits of $571,000 for the three month period ended June 30, 1996 represents an increase of $47,000 from the same three month period in 1995. The increase in salary and benefits, as well as all remaining expenses are generally thought to be normal and recurring in nature.

Deposit insurance expense of $500 for the three month period ended June 30, 1996 compares to $72,000 for the three month period ended June 30,
1995, a decrease of $71,500.   As a result of actions taken by the Federal
Deposit Insurance Corporation ("FDIC"), the Bank's deposit insurance premium under the Bank Insurance Fund ("BIF") was reduced from 23 cents per one hundred dollars of insured deposits for the first six months of 1995 to the FDIC "de-minimus" of $2,000 per year in 1996. Because the Savings Association Insurance Fund ("SAIF"), the fund that insures savings institutions, has not attained its funding requirements, various pieces of legislation have been considered that would allow for a special, one time premium assessment to institutions insured by both BIF and SAIF. Although legislative action is anticipated regarding this issue, the timing and extent has yet to be determined.

Net income for the three month period ended June 30, 1996 was $674,000, an increase of $61,000 from the $613,000 reported at June 30, 1995. Earnings per share for the three month period ended June 30, 1996 were $0.49, an increase of $0.04 from $0.44 per share earned during the same three month period in 1995.

Comparison of the Six Months Ended June 30, 1996 and 1995
- - ---------------------------------------------------------

Total interest income of $6,541,000 for the six month period ended June 30, 1996 compares to $5,960,000 for the same six month period in 1995, an increase of $581,000 or 9.7%. As in the three month comparison, the overall increase in total interest income is attributed to an increase in interest and fees on loans of $477,000 and to an increase in interest income on investment securities of $127,000. Interest on federal funds sold of $51,000 at June 30, 1996 compares to $72,000 for the three month period ended June 30, 1995, a decrease of $21,000. The variances are due to the volume fluctuations discussed above.

Total interest expense of $2,702,000 for the six month period ended June 30, 1996 represents an increase of $479,000 from the $2,223,000 reported for the same six month period in 1995. The increase in interest expense is attributed to volume increases. Total deposits of $143,746,000 at June 30, 1996 represents an increase of $9.6 million or 7.2% from the $134,142,000 reported at June 30 1995. The money market product had the largest
increase with growth of $6.6 million or 48.4%.   In an effort to minimize
any deposit run-off and to attract new depositors, the Bank began offering a tiered money market product during the fourth quarter of 1995. Three separate tiers were established, each paying a competitive rate of return based on the dollar levels maintained in the account.

Net interest income of $3,839,000 at June 30, 1996 compares to $3,737,000 at June 30, 1995, an increase of $102,000. As a result of the deposit volume increases and deposits repricing, the Bank's cost of funds increased from a level of 4.10% at June 30, 1995 to a level of 4.58% at June 30, 1996. The increase in the cost of funds reduced the net interest margin from 5.68% at June 30, 1995 to 5.43% at June 30, 1996.

The provision for loan losses for the six months ended June 30, 1996 of $100,000 represents an increase of $25,000 from the $75,000 reported for the same six month period in 1995. The increase is a result of volume increases in the loan portfolio and not due to any trends in delinquencies or charge-offs.

Total other income of $406,000 for the six months ended June 30, 1996 compares to $420,000 for the same six month period in 1995, a decline of $14,000. Declines in service fees on deposit accounts of $5,000 due to volume activity, and a decline in trust service fee income of $9,000 due to several one-time fee assessments in 1995 are the major contributors to that decline.

Total other expense of $2,361,000 at June 30,1996 compares to $2,306,000 at June 30, 1995, an increase of $55,000 or 2.4%. Equipment expense of $289,000 for the six months ended June 30,1996 compares to $218,000 for the six months ended June 30, 1995, an increase of $71,000. The increase is due to the branch office remodeling and computer system enhancements discussed earlier. Deposit insurance premiums for the six months ended June 30, 1996 of $1,000 compares to $145,000 for the six months ended June 30, 1995. The decline is due to the reduction in FDIC premium charges discussed in the three month comparison. All other increases in other expenses are thought to be normal and recurring in nature.

Net income for the six month period ended June 30, 1996 of $1,273,000 or $0.92 per share compares to $1,245,000 or $0.90 per share for the same six month period ended June 30, 1995. This represents an increase of $28,000 or $0.02 per share.

Financial Condition
- - -------------------

Total assets increased $6,578,000 or 4.1% from December 31, 1995.   An
increase in net loans of $8,581,000 was offset by net maturities and payback on investment securities of $1.8 million and a reduction in mortgage loans held for sale of $1.2 million. Total deposits of $143,746,000 at June 30, 1996 represents an increase of $3.1 million or
2.2% from $140,663,000 at December 31, 1995.   Increases in the money
market product of $2.8 million, savings of $1.5 million and non-interest demand of $1.5 million were offset by declines in certificates of deposit of $1.7 million and interest-bearing demand of $1.0 million. Short term borrowings, which represent short term advances from the Federal Home Loan Bank ("FHLB"), were $4.1 million at June 30, 1996, which represents an increase of $2.8 million from $1.3 million at December 31, 1995.

In addition, as part of a purchasing strategy of investment securities available for sale, management advanced an additional $9.0 million on lines with the FHLB in July 1996. The plan allows management to take advantage of what it believes are favorable yields in the bond market and locking in interest rate spreads. All advances would then be paid off in August at the conversion of the branch acquisition discussed below.

The Bank entered into an agreement to acquire certain deposit liabilities of the Harrisville, Pennsylvania office of Mellon Bank, N. A. in a transaction which will be recorded as a branch purchase. The Bank will assume deposit liabilities of approximately $22 million and acquire the land, building and equipment. The acquisition, is expected to be completed on August 19, 1996. Management views the Harrisville community to be a natural extension of the Bank's market. Although the Bank currently has a presence in the market, management plans to increase that presence by using the proceeds from the purchase to increase loan volumes there. Although long term goals use the proceeds from the purchase to fund lending activities, short term plans allow for any funds not initially used in lending to be used to purchase available for sale securities with staggered maturities to fulfill future loan needs.

At June 30, 1996, the Bank serviced approximately $17.4 million in sold
fixed rate mortgages.   In April, the Bank sold $1.7 million to the Federal
Home Loan Mortgage Corporation ("Freddie Mac"), which generated a net loss of $16,000. The Bank does anticipate the sale of an additional $500,000 during the third quarter of 1996.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122,"Accounting for Mortgage Servicing Rights." Statement No. 122 amends Statement No. 65 to require the recognition as separate assets the rights to service mortgage loans for others however those servicing rights are acquired. This statement also requires the assessment of capitalized mortgage servicing rights for impairment to be
based on the current fair value of those rights.   Management believes that
the sale of fixed rate, residential mortgages does not have a material effect upon the financial statements of the Company.

Given the source of liquidity that the branch acquisition provides and that loan yields provide the greatest return of any of the Bank's earning assets, management anticipates that the need for liquidity provided by the selling of fixed rate mortgages on the secondary market will decline. Management does anticipate future sales of fixed rate mortgages; however, the extent to which the Bank participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Bank and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow the loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

At June 30, 1996, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at June 30, 1996:

                                                 Actual
                                             ---------------     Minimum
                                             Amount    Ratio      Ratio
                                             ------    -----      -----
  Tier 1 risk - based capital               $ 19,171   15.75%     4.00%

  Total risk - based capital                  20,331   16.71      8.00

  Leverage capital                            19,171   11.64      3.00

As the above table illustrates, all regulatory capital requirements have been complied with at June 30, 1996.

LIQUIDITY

The principal functions of the Bank's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. One measure that the Bank uses to monitor liquidity is the liquidity ratio which assesses the relationship between certain earning assets, customer deposits and short-term interest bearing liabilities. This ratio was 4.7% of total assets as of June 30, 1996 compared to 4.8% at December 31, 1995. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the net loans to deposits ratio. The net loans (including loans held for sale) to deposits ratio was at 90.1% at June 30, 1996, as compared to 87.5% at December 31, 1995. The increase was brought about by volume activity. The subsidiary Bank continues to maintain a line of credit available from the Federal Home Loan Bank ("FHLB") as an additional source of liquidity. The primary purpose of the line is as a source of matched funding for large dollar Bank credits. At June 30, 1996, the Bank continued to have two such borrowings totaling $898,000. In addition to the line of credit, the Bank also has access to FHLB's Flex Line as an additional source of short-term liquidity.

The Statement of Cash Flows, for the six month period ended June 30, 1996, indicates an increase in cash and cash equivalents of $1,290,000. Funding sources during the six month period ended June 30, 1996 included: a net increase in deposits of $3.1 million, an increase in short term borrowings of $4.1 million, proceeds from the maturity and repayment of investments securities of $2.6 million and proceeds from the sale of fixed rate mortgages of $1.7 million. Uses of cash during the period included: a net increase in loans of $8.6 million, payments on short term borrowings of $1.3 million, purchases of available for sale securities of $576,000 and the payment of cash dividends of $379,000. Cash and cash equivalents totaled $8.3 million at June 30, 1996.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS

The following schedule presents the non-performing assets for the last five quarters:

                                   Jun     Mar      Dec      Sept     Jun
                                   1996    1996     1995     1995     1995
                                   ----    ----     ----     ----     ----
                                             (dollars in thousands)
Non-performing and restructured loans
 Loans past due 90 days
   or more                      $    16  $    74  $    87  $   120  $   84
   Non-accrual loans                 99    1,019      783      757     808
   Restructured loans               803        -        -        -       -
                                -------   ------  -------  -------  ------
   Total non-performing
    and restructured loans          918    1,093      870      877     892
                                -------   ------  -------  -------  ------
   Other non-performing assets
    Other real estate owned         135      149      149      362     500
    Repossessed assets               14       14       24       25      16
                                -------   ------  -------  -------  ------
     Total other non-performing
      assets                        149      163      173      387     516
                                -------   ------  -------  -------  ------
     Total non-performing
      assets                    $ 1,067  $ 1,256  $ 1,043  $ 1,264 $ 1,408
                                =======  =======  =======  ======= =======
     Non-performing and
      restructured loans
      as a percentage of
      total loans (1)             0.70 %    0.88 %   0.71 %   0.74 %  0.76 %

     Non-performing assets and
      restructured loans as a
      percentage of total loans
      and other non-performing
      assets and restructured
      loans (1)                   0.81 %    1.02 %   0.85 %  1.06 %   1.19 %

(1) Excludes loans held for sale.

The allowance for loan losses at June 30, 1996, totaled $1,160,000 or 0.88% of total loans (including loans held for sale) as compared to $1,098,000 or 0.88% at December 31, 1995. Provisions for loan losses were $100,000 for the six months ended June 30, 1996 and $75,000 for the six months ended June 30, 1995.

Management performs a quarterly evaluation of the allowance for loan losses. The evaluation incorporates internal loan review, actual historical losses, as well as any negative economic trends in the local market. The evaluation is presented to and approved by the Board of Directors of the Bank. Management, through the use of the quarterly evaluation, believes that the allowance is maintained at an adequate level.

At June 30, 1996, the Company had impaired and restructured loans of $803,000, which had a general reserve allocation of $120,000 against
them.   There  are no impaired  loans without a reserve allocation. Average
impaired loans  year to date were $949,000.   A loan is considered impaired
when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. The accounts that comprise the impaired and restructured loans are the same as originally reported at December 31, 1995, no additional accounts have been added to the impaired or restructured classifications during 1996.

Of the total impaired loans, $510,000 consisted of loans to a single borrower. In May 1996, upon completion of the sale of a significant portion of the borrowers business operations, the Bank restructured the borrower's account to allow for the repayment of the debt from the remaining business operations. Management does not consider any of the non-performing loans to pose any significant risk to the capital position or future earnings of the Company.

Non-performing and restructured loans totaled $918,000 at June 30, 1996, a decrease of $175,000 from their level of $1.1 million at March 31, 1996. Non-performing and restructured loans as a percent of total loans were 0.70% at June 30, 1996 as compared to 0.88% at March 31, 1996 and 0.76% at June 30, 1995. The decline is due to the loan restructurings that occurred during the quarter.

Other real estate owned at June 30, 1996 was $135,000, a decrease of $14,000 from March 31, 1995 as a result of the sale of a single parcel of real estate. Management believes that the remaining parcels, which were acquired through foreclosure activities in 1995, will sell within a reasonable time period. Management believes none of the non-performing assets, including other real estate owned, at June 30, 1996, pose any significant risk to the operations, liquidity or capital position of the Company.

    PART II - OTHER INFORMATION

    Item 1. Legal Proceedings
              (none)

    Item 2. Changes in Securities
              (none)

    Item 3. Defaults Upon Senior Securities
              (none)

    Item 4. Submission of Matters to a Vote of Security Holders

    The annual meeting of shareholders of Slippery Rock Financial corporation took place on April 16, 1996. The following two (2) matters were voted upon:

    1) Election of the four (4) persons listed in CLASS I of the Proxy Statement dated March 25, 1996 whose terms expire in 1999.

                                          CLASS I Directors:
                                          Mr. John W. Conway
                                          Mr. William D. Kingery
                                          Mr. William J. McDanel
                                          Mr. Charles C. Stoops, Jr.

    2) Whatever other business may be brought before the meeting or any adjournment thereof.

    Continuing CLASS III directors whose terms expire in 1998 are:

                                          Mr. Grady W. Cooper
                                          Mr. Robert E. Gregg
                                          Mr. Sylvan. P. Snyder
                                          Mr. Kenneth D. Wimer

    Continuing CLASS II directors whose terms expire in 1997 are:

                                          Mr. Robert M. Greenberger
                                          Mr. Paul M. Montgomery
                                          Mr. William C. Sonntag
                                          Mr. Norman P. Sundell


    The following table presents the results of the vote tabulation:

                                                         Votes      Votes
     Issue            Description                         For      Against
     -----            -----------                        -----     -------

       1      Election of CLASS I Directors
              Mr. John W. Conway                         294,820     174
              Mr. William D. Kingery                     294,576     251
              Mr. William J. McDanel                     281,236  13,758
              Mr. Charles C. Stoops, Jr.                 282,309  12,685

       2      No other issues were brought before the meeting.

    Item 5. Other Information
              (none)

    Item 6. Exhibits and Reports on Form 8-K
              (none)

    SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Slippery Rock Financial Corporation
                  (Registrant)


    Date:  August 6, 1996                   By: /s/ William C. Sonntag
                                               William C. Sonntag,
                                               President & CEO


    Date:  August 6, 1996                   By: /s/ Mark A. Volponi
                                               Mark A. Volponi,
                                               Treasurer