Form 10QSB
period 1996-09-30
SLIPPERY ROCK FINANCIAL CORP
filed 1996-11-14
CIK 884782

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996
                                             ------------------
      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                              ----------------  ---------------

Commission file Number: 0-21720
                        -------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

As of November 5, 1996, there were 1,378,124 shares outstanding of the issuer's class of common stock.

                      Slippery Rock Financial Corporation
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB







Part I     Financial Information                                         Page

           Item 1.  Financial Statements (unaudited)

                    Consolidated Balance Sheet, September 30, 1996        3

                    Consolidated Statements of Income
                    Three months ended September 30, 1996 and 1995
                    and Nine months ended September 30, 1996 and 1995     4

                    Consolidated Statement of Cash Flows
                    Nine months ended September 30, 1996 and 1995         5

                    Notes to Consolidated Financial Statements            6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         7

Part II    Other Information                                             12

           Signatures                                                    13

              Slippery Rock Financial Corporation and Subsidiary
                          CONSOLIDATED BALANCE SHEET
                            (Unaudited - $ in 000)



                                                              September 30,
                                                                  1996
                                                              ------------

ASSETS
  Cash and due from banks                                     $      9,598
  Interest-bearing deposits in other banks                             663
  Mortgage loans held for sale                                       1,988
  Federal funds sold                                                 5,400
  Investment securities:
    Available for sale                                              20,773
    Held to maturity (market value $10,955)                         10,943
  Loans (net of unearned income of $25)                            135,771
  Less allowance for loan losses                                     1,173
                                                              ------------

        Net loans                                                  134,598
  Premises and equipment                                             3,732
  Accrued interest and other assets                                  4,759
                                                              ------------

        Total assets                                          $    192,454
                                                              ============

LIABILITIES
  Deposits:
   Noninterest-bearing demand                                 $     26,704
   Interest-bearing demand                                          22,854
   Savings                                                          18,986
   Money market                                                     26,156
   Time                                                             76,142
                                                              ------------

        Total deposits                                             170,842

Short term borrowings                                                    -
Long-term debt                                                         933
Accrued interest and other liabilities                                 801
                                                              ------------

        Total liabilities                                          172,576
                                                              ------------
STOCKHOLDERS' EQUITY
  Common stock (par value $0.25; authorized
   12,000,000 shares, 1,378,124 issued)                                345
  Surplus                                                           10,676
  Retained earnings                                                  8,845
  Net unrealized gain on securities                                     12
                                                              ------------
        Total stockholders' equity                                  19,878
                                                              ------------

        Total liabilities and stockholders' equity            $    192,454
                                                              ============



See accompanying notes to the consolidated financial statements.

Slippery Rock Financial Corporation and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(Unaudited - $ in 000 except per share amounts)

                                                      Three Months Ended         Nine Months Ended
                                                         September 30,              September 30,
                                                      1996          1995          1996          1995
                                                  -----------   -----------   -----------   -----------
INTEREST INCOME
  Loans, including fees                           $     3,056   $     2,837   $     8,893   $     8,197
  Interest-bearing deposits in other banks                  3             3             8             8
  Federal funds sold                                       82           142           133           214
  Interest on investment securities:
    Taxable                                               152           109           429           346
    Exempt from federal income tax                        221           127           569           388
    Dividends                                              12            13            35            38
                                                  -----------   -----------   -----------   -----------
        Total interest income                           3,526         3,231        10,067         9,191
                                                  -----------   -----------   -----------   -----------
INTEREST EXPENSE
  Deposits                                              1,385         1,290         4,039         3,474
  Borrowed funds                                          104            17           152            56
                                                  -----------   -----------   -----------   -----------
        Total interest expense                          1,489         1,307         4,191         3,530
                                                  -----------   -----------   -----------   -----------
NET INTEREST INCOME                                     2,037         1,924         5,876         5,661
Provision for loan losses                                  50            63           150           138
                                                  -----------   -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                       1,987         1,861         5,726         5,523
                                                  -----------   -----------   -----------   -----------

OTHER INCOME
  Service charges on deposit accounts                     121           139           368           391
  Trust department income                                  12            13            34            44
  Net gain (loss) on sales of loans                        (6)           27           (22)           17
  Other income                                             86            79           239           226
                                                  -----------   -----------   -----------   -----------
        Total other income                                213           258           619           678
                                                  -----------   -----------   -----------   -----------
OTHER EXPENSE
  Salaries and employee benefits                          595           544         1,733         1,639
  Occupancy expense, net                                   98            94           305           289
  Furniture and equipment expense                         152           133           441           351
  Data processing expense                                  47            38           139           143
  FDIC Insurance                                            1            (9)            2           136
  Stationery, printing and supplies                        42            39           109           102
  Pennsylvania shares tax                                  41            37           123           104
  Other                                                   273           316           758           734
                                                  -----------   -----------   -----------   -----------
        Total other expense                             1,249         1,192         3,610         3,498
                                                  -----------   -----------   -----------   -----------

Income before income taxes                                951           927         2,735         2,703
Income tax expense                                        256           277           767           808
                                                  -----------   -----------   -----------   -----------

NET INCOME                                        $       695   $       650   $     1,968   $     1,895
                                                  ===========   ===========   ===========   ===========

PER SHARE DATA
    Average shares for the period                   1,378,124     1,378,124     1,378,124     1,378,124
    Earnings per share                            $      0.50   $      0.47   $      1.43   $      1.38
    Dividends paid                                $      0.28   $      0.23   $      0.28   $      0.23

Per share amounts for 1995 have been restated for a 10% stock dividend paid
December 28, 1995 and for the effects of a four for one stock split on June 28, 1996.

See accompanying notes to the consolidated financial statements.

Slippery Rock Financial Corporation and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited - $ in 000)


                                                     Nine Months Ended
                                                       September 30,
                                                      1996       1995
                                                    --------   --------
OPERATING ACTIVITIES
  Net income                                        $  1,968   $  1,895
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Provision for loan losses                            150        138
    Depreciation and amortization                        437        360
    Deferred taxes                                        23         78
    Origination of loans held for sale                (3,663)    (3,651)
    Proceeds of sales of loans held for sale           3,246      2,797
    Loss (gain) on sale of loans                          22        (17)
    Increase in accrued interest receivable             (242)       (35)
    (Decrease) increase in accrued interest payable      (10)       166
    Other, net                                          (285)      (241)
                                                    --------   --------

      Net cash provided by operating activities        1,646      1,490
                                                    --------   --------

INVESTING ACTIVITIES
  Investment securities available for sale:
    Repayments                                         2,493        571
    Purchases                                        (10,944)      (451)
  Investment securities held to maturity:
    Repayments                                         4,179      2,141
    Purchases                                         (1,730)      (698)
  Increase in loans, net                             (13,087)    (6,687)
  Purchase of premises and equipment                    (237)      (885)
  Net proceeds from branch acquisition                17,456          -
  Other investing activities                               -        (23)
                                                    --------   --------

      Net cash used by investing activities           (1,870)    (6,032)
                                                    --------   --------

FINANCING ACTIVITIES
  Increase in deposits, net                           10,424     10,027
  Increase in short term borrowings                   13,110          -
  Payments on short term borrowings                  (14,410)         -
  Payments on borrowed funds                              (6)        (5)
  Cash dividends paid                                   (379)      (313)
                                                    --------   --------

      Net cash provided by financing activities        8,739      9,709
                                                    --------   --------

      Increase in cash and cash equivalents            8,515      5,167

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       7,047     10,394
                                                    --------   --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 15,562   $ 15,561
                                                    ========   ========
Cash payments for interest                          $  4,201   $  3,364
Cash payments for income taxes                      $    710   $    652

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

NOTE 2 - DIVIDEND INFORMATION

At the October 22, 1996 meeting, the Board of Directors of Slippery Rock Financial Corporation authorized a semi-annual cash dividend of $0.30 per share payable on December 30, 1996 to shareholders of record on November 15, 1996. The December cash dividend brings the total dividend distribution for 1996 to $0.575 per share. The Company's stock is traded in the over the counter market, and is listed on the NASDAQ Electronic Bulletin Board System under the symbol "SRCK".

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1996 and 1995
----------------------------------------------------------------

Total interest income of $3,526,000 for the three month period ended September 30, 1996 compares to $3,231,000 for the same three month period in 1995, an increase of $295,000 or 9.1%. The overall increase in total interest income is attributed to an increase in interest and fees on loans of $219,000 and to an increase in interest income on investment securities of $136,000.
Interest on federal funds sold of $82,000 at September 30, 1996 compares to $142,000 for the three month period ended September 30, 1995, a decrease of $60,000. The increase in interest and fees on loans is due primarily to increased volume in the loan portfolio, principally due to an increase in loans secured by first lien, 1- 4 family residential property and to an increase in tax free loans. The increase in the 1-4 family portfolio resulted from general demand within the marketplace for those types of loans and not as the result of any solicitation on the Bank's part to increase that particular product. The tax free loan portfolio increased $3.0 million as a result of two loans, one to the local municipal authority and the other for a capital expansion project at a local university. The increase in investment income is due to volume increases in available for sale securities, which was funded with proceeds from the Harrisville, Pennsylvania branch acquisition. The Bank purchased approximately $19.7 million in deposits, as well as the land, building and equipment of the former Mellon Bank, N. A. office on August 19, 1996.

Total net loans at September 30, 1996 were $134,598,000, an increase of $16.8 million of 14.2% from $117,842,000 at September 30, 1995. Available for sale securities at September 30, 1996 of $20,773,000, represents an increase of $14.4 million from $6,376,000 at September 30, 1995.

Total interest expense of $1,489,000 for the three month period ending September 30, 1996 represents an increase of $182,000 from the $1,307,000 reported for the same three month period in 1995. The increase in interest expense is due to increases in volume and to a general rise in the Bank's overall cost of funds.

Overall, total deposits increased $31.5 million or 22.6% from a level of $139,349,000 at September 30, 1995 to $170,842,000 at September 30, 1996.
Exclusive of the branch acquisition, total deposits of $150,912 000 at September 30, 1996 represents an increase of $11. 6 million or 8.3% from 1995. Although each of the various deposit products reflect net increases relative to September 30, 1995 levels, the money market product had the largest volume increase with growth of $11.5 million or 78.1%. In an effort to minimize any deposit run-off and to attract new depositors, the Bank began offering a tiered money market product during the fourth quarter of 1995. Three separate tiers were established, each paying a competitive rate of return based on the dollar levels maintained in the account. The growth in the product and the general shift within the Bank's deposit mix into the money market product is evidence of the consumers' preference for a liquid , high yield investment instrument. In addition, the Bank also ran promotional offers on its one year and eighteen month time certificates. As anticipated, both the establishment of the tiered money market product and the promotional offers on time certificates increased the Bank's cost of funds. The Company's overall cost of funds at September 30, 1996 was 4.54%, an increase of 27 basis points from a level of 4.27% at September 30, 1995.

Net interest income of $2,037,000 for the three months ended September 30, 1996 compares to $1,924,000 for the same three month period in 1995, an increase of $113,000.

Total other income for the three month period ended September 30, 1996 of $213,000 compares to $258,000 for the three month period ended September 30, 1995, a decrease of $45,000. The decrease is derived from a reduction in service charges on deposit accounts of $18,000 and to net losses on loan
sales.   Deposit account service charges declined due to a reduction in the number of non-sufficient funds ("NSF") items. Sales of 1-4 family, fixed rate, residential mortgages of $798,000 during the third quarter of 1995 generated a net gain of $27,000, while sales of $1.5 million during the third quarter of 1996 generated net losses of $6,000.

Total other expense of $1,249,000 for the three months ended September 30, 1996 compares to $1,192,000 for the same three month period in 1995. This
represents an increase of $57,000.   Equipment expense of $152,000 for the
three month period ended September 30, 1996 represents an increase of $19,000 from the $133,000 reported for the same three month period in 1995. The increase in equipment expenses (primarily depreciation) is attributed to the Prospect, Pennsylvania branch office renovations and the check imaging system projects that were recorded in the third quarter of 1995. Salary and employee benefits of $595,000 for the three month period ended September 30, 1996 represents an increase of $51,000 from the same three month period in 1995.

Total miscellaneous expenses of $273,000 for the three month period ended September 30, 1996 represents a reduction of $43,000 from the $316,000 reported for the three month period ended September 30, 1995. The reduction is due to a loss on the disbandonment of equipment recorded during the third quarter of 1995 as part of the check imaging system that the Bank began using. Increases in salary and benefits, as well as all remaining expenses are generally thought to be normal and recurring in nature.

Net income for the three month period ended September 30, 1996 was $695,000, an increase of $45,000 from the $650,000 reported for the three month period
ended September 30, 1995.    Earnings per share for the three month period
ended September 30, 1996 were $0.50, an increase of $0.03 from $0.47 per share earned during the same three month period in 1995.

Comparison of the Nine Months Ended September 30, 1996 and 1995
---------------------------------------------------------------

Total interest income of $10,067,000 for the nine month period ended September 30, 1996 compares to $9,191,000 for the same nine month period in 1995, an increase of $876,000 or 9.5%. As in the three month comparison, the overall increase in total interest income is attributed to an increase in interest and fees on loans of $696,000 and to an increase in interest income on investment securities of $261,000. Interest on federal funds sold of $133,000 at September 30, 1996 compares to $214,000 for the nine month period ended September 30, 1995, a decrease of $81,000. The variances are due to the volume fluctuations discussed earlier in the three month comparison.

Total interest expense of $4,191,000 for the nine month period ended September 30, 1996 represents an increase of $661,000 from the $3,530,000 reported for the same nine month period in 1995. The increase in interest expense is attributed to deposit growth and to the volume increases brought about by the branch acquisition. In addition, the Bank experienced a shift in deposit composition. The increases and shift in deposit composition were brought about by those items previously discussed in the three month comparison.

Net interest income of $5,876,000 at September 30, 1996 compares to $5,661,000 at September 30, 1995, an increase of $215,000. As a result of the deposit volume increases and the deposit repricings, the Bank's cost of funds increased from a level of 4.27% at September 30, 1995 to a level of 4.54% at September 30, 1996. The increase in the cost of funds reduced the net interest margin from 5.64% at September 30, 1995 to 5.33% at September 30, 1996.

The provision for loan losses for the nine months ended September 30, 1996 of $150,000 represents an increase of $12,000 from the $138,000 reported for the same nine month period in 1995. The increase is a result of volume increases in the loan portfolio and not due to any trends in delinquencies or charge-offs.

Total other income of $619,000 for the nine months ended September 30, 1996 compares to $678,000 for the same nine month period in 1995, a decline of $59,000. Declines in service fees on deposit accounts of $23,000 due to NSF volume activity, a decline in trust service fee income of $10,000 due to several one-time fee assessments in 1995, and a net reduction of $39,000 on gains and losses on loan sales are the major contributors to that decline.

Total other expense of $3,610,000 at September 30,1996 compares to $3,498,000 at September 30, 1995, an increase of $112,000 or 3.2%. Equipment expense of $441,000 for the nine months ended September 30,1996 compares to $351,000 for the nine months ended September 30, 1995, an increase of $90,000. The increase is due to increased depreciation for the Prospect, Pennsylvania branch office renovations and the check imaging system projects that were recorded during the third quarter of 1995. Deposit insurance premiums for the nine months ended September 30, 1996 of $2,000 compares to $136,000 for the nine months ended September 30, 1995. The decline is due to the reduction in FDIC premium charges throughout 1996.

For the first six months of 1995, the Bank paid FDIC insurance premiums at a rate of $0.23 per one hundred dollars of insurable deposits. In June of 1995, the FDIC had determined that the Bank Insurance Fund ("BIF"), the fund that insures commercial banks (such as The First National Bank of Slippery Rock) had attained its Congressionally mandated target. FDIC then issued a refund of pre-paid insurance premiums and reduced the insurance premium assessed to well capitalized BIF institutions to the "de-minimus" of $2,000 per year. Because the Savings Insurance Fund ("SAIF"), the fund that insures savings institutions, had not yet met its funding requirements, no action was taken regarding the premium assessed to savings institutions, which created a disparity in operational costs within the financial services industry. On September 30, 1996, as part of the fiscal 1997 federal budget, legislative action established a one-time fee assessment to savings institutions of 65.7 cents per one hundred dollars of SAIF insurable deposits to bring the SAIF fund to full capitalization. In addition, the insurance premium charged to SAIF insured institutions was reduce to 6.44 cents for years 1997 through 1999. The insurance premium charged to BIF insured institutions was increased to 1.29 cents per one hundred dollars of insurable deposits for the same time period. In the year 2000, both BIF and SAIF insured institutions would begin paying deposits insurance premiums of 2.43 cents. Management does not view the payment of the 1.29 cent deposit insurance premium to have a significant impact upon future earnings.

Net income for the nine month period ended September 30, 1996 of $1,968,000 or $1.43 per share compares to $1,895,000 or $1.38 per share for the same nine month period ended September 30, 1995. This represents an increase of $73,000 or $0.05 per share.

Financial Condition
-------------------

Total assets increased $30,443,000 or 18.8% from December 31, 1995, or
$10,504,000 or 6.5% excluding the branch acquisition.    An increase in net
loans of $13.0 million, a net increase in investments available for sale of $8.4 million and an increases in federal funds sold of $4.8 million were offset by net maturities and payback of investment securities of $2.5 million.

Total deposits of $170,842,000 at September 30, 1996  represents an increase
of $30.2 million or 21.5% from $140,663,000 at December 31, 1995.   Excluding
the branch acquisition, total deposits increased $10,240,000 or 7.3% from December 31, 1995. Short term borrowings, which represent short term advances from the Federal Home Loan Bank ("FHLB"), were zero at September 30, 1996, which represents a decrease of $1.3 million from December 31, 1995.

At September 30, 1996, the Bank serviced approximately $18.6 million in sold
fixed rate mortgages.   In 1996, the Bank sold $3.2 million to the Federal
Home Loan Mortgage Corporation ("Freddie Mac"), which generated net losses of $22,000. The Bank does anticipate the sale of an additional $2.0 million during the fourth quarter of 1996.

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

At September 30, 1996, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at September 30, 1996:

                                           Actual               Minimum
                                     Amount      Ratio           Ratio
                                    --------    -------         -------

  Tier 1 risk - based capital       $ 17,788     13.73 %          4.00 %

  Total risk - based capital          18,961     14.63            8.00

  Leverage capital                    18,961      9.90            3.00

As the above table illustrates, all regulatory capital requirements have been complied with at September 30, 1996.

LIQUIDITY

The principal functions of the Bank's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. One measure that the Bank uses to monitor liquidity is the liquidity ratio which assesses the relationship between certain earning assets, customer deposits and short-term interest bearing liabilities. This ratio was 6.5% of total assets as of September 30, 1996 compared to 4.8% at December 31, 1995. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the net loans to deposits ratio. The net loans (including loans held for sale) to deposits ratio was at 79.9% at September 30, 1996, as compared to 87.5% at December 31, 1995. The decrease was brought about by the increase in deposits as a result of the branch acquisition. The subsidiary Bank continues to maintain a line of credit available from the Federal Home Loan Bank ("FHLB") as an additional source of liquidity. The primary purpose of the line is as a source of matched funding for large dollar Bank credits. At September 30, 1996, the Bank continued to have two such borrowings totaling $898,000. In addition to the line of credit, the Bank also has access to FHLB's Flex Line as an additional source of short-term liquidity.

The Statement of Cash Flows, for the nine month period ended September 30,
1996, indicates an increase in cash and cash equivalents of $8,515,000.   Net
cash proceeds from the branch acquisition of $17.5 million, a net increase in deposits of $10.4 million and short term borrowings of $13.1 million all provided sources of funds to the Bank. Those funds were used for the purchase of available for sale securities of $10.9 million, the purchase of investment securities held to maturity of $1.7 million, a net increase in loans of $13.1 million and the payment on borrowed funds of $14.4 million. Cash dividends paid through out the period ended September 30, 1996 were $379,000.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS

The following schedule presents the non-performing assets for the last five quarters:

                                       Sept    Jun     Mar     Dec     Sept
                                       1996    1996    1996    1995    1995
                                      ------  ------  ------  ------  ------
                                              (dollars in thousands)

Non-performing and restructured loans

  Loans past due 90 days or more      $   20  $   16  $   74  $   87  $  120
  Non-accrual loans                      386      99   1,019     783     757
  Restructured loans                     797     803       -       -       -
                                      ------  ------  ------  ------  ------

    Total non-performing
     and restructured loans            1,203     918   1,093     870     877
                                      ------  ------  ------  ------  ------
Other non-performing assets

  Other real estate owned                136     135     149     149     362
  Repossessed assets                      30      14      14      24      25
                                      ------  ------  ------  ------  ------

   Total other non-performing assets     166     149     163     173     387
                                      ------  ------  ------  ------  ------

   Total non-performing assets        $1,369  $1,067  $1,256  $1,043  $1,264
                                      ======  ======  ======  ======  ======

    Non-performing and restructured
    loans as a percentage of
    total loans(1)                      0.89%   0.70%   0.88%   0.71%   0.74%

    Non-performing assets and
    restructured loans as a
    percentage of total loans
    and other non-performing
    assets and restructured loans(1)    1.01%   0.81%   1.02%   0.85%   1.06%

(1) Excludes loans held for sale.

The allowance for loan losses at September 30, 1996, totaled $1,173,000 or 0.85% of total loans (including loans held for sale) as compared to $1,098,000 or 0.88% at December 31, 1995. Provisions for loan losses were $150,000 for the nine months ended September 30, 1996 and $138,000 for the nine months ended September 30, 1995.

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

At September 30, 1996, the Company had impaired and restructured loans of $797,000, which had a general reserve allocation of $120,000 against them. There are no impaired loans without a reserve allocation. Average impaired
loans  year to date were $831,000.   A loan is considered impaired when, based
upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. The accounts that comprise the impaired and restructured loans are the same as originally reported at December 31, 1995, no additional accounts have been added to the impaired or restructured classifications during 1996.

Of the total impaired loans, $505,000 consisted of loans to a single borrower. In May 1996, upon completion of the sale of a significant portion of the borrowers business operations, the Bank restructured the borrower's account to allow for the repayment of the debt from the remaining business operations. Management does not consider any of the non-performing loans to pose any significant risk to the capital position or future earnings of the Company.

Non-performing  and restructured loans   totaled  $1,203,000  at  September
30, 1996, an increase of $285,000 from their level of $918,000 at June 30, 1996. Non-performing and restructured loans as a percent of total loans were 0.89% at September 30, 1996 as compared to 0.70% at June 30, 1996 and 0.74% at September 30, 1995.

Other real estate owned at September 30, 1996 was $136,000, unchanged from June 30, 1996. The Bank continues to hold property, consisting primarily of a single 1-4 family residence, resulting from foreclosure activities in third quarter of 1995 and believes that the property will sell within a reasonable time period. Management believes none of the non-performing assets, including other real estate owned, at September 30, 1996, pose any significant risk to the operations, liquidity or capital position of the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        (none)

Item 2. Changes in Securities
        (none)

Item 3. Defaults Upon Senior Securities
        (none)

Item 4. Submission of Matters to a Vote of Security Holders
        (none)

Item 5. Other Information
        (none)

Item 6. Exhibits and Reports on Form 8-K
        (none)

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Slippery Rock Financial Corporation
         (Registrant)


Date: November 12, 1996                  By: /s/ William C. Sonntag
      -----------------                      ----------------------
                                         William C. Sonntag,
                                         President & CEO


Date: November 12, 1996                  By: /s/ Mark A. Volponi
      -----------------                      -------------------
                                         Mark A. Volponi,
                                         Treasurer