Form 10KSB
period 1996-12-31
SLIPPERY ROCK FINANCIAL CORP
filed 1997-03-28
CIK 884782

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

           TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from           to
                                         -----------  -----------

Commission file Number: 0-21720

                     SLIPPERY ROCK FINANCIAL CORPORATION
               (Name of small business issuer in its charter)

PENNSYLVANIA                                                        25-1674381
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          identification Number)

100 South Main Street
Slippery Rock, Pennsylvania                                       16057 - 1245
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number, including area code: (412) 794-2210

Securities registered pursuant to Section 12(b) of the Act:  Not Applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $l.00 per share.

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filer in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any
amendment to this Form 10-KSB.    [ X ]

The issuer's revenues for the year ended December 31, 1996 are $14,589,769.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price as of March 1, 1997, is $29,832,096.

The number of shares outstanding of the issuer's Common Stock, as of March 1, 1997, was 1,378,124 shares of Common Stock, par value $0.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part I      Annual Report to Shareholders for Fiscal year Ended
            December 31, 1996

Part III Proxy statement for the 1997 Annual Meeting of shareholders to be held April 15, 1997

            Page 1 of 41 Pages with Exhibits
            Page 1 of 11 Pages without Exhibits
            Exhibit Index on Page 11

SLIPPERY ROCK FINANCIAL CORPORATION
FORM 10-KSB

Index

Part I                                                                   Page
                                                                         ----
Item 1.   Description of the Business                                   4 - 6

Item 2.   Description of Property                                         6

Item 3.   Legal Proceedings                                               6

Item 4.   Submission of Matters to a Vote of Security Holders             6



Part II

Item 5.   Market for Common Equity and Related Stockholder Matters        6

Item 6.   Management's Discussion and Analysis or Plan of Operation       6

Item 7.   Financial Statements                                            7

Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                           7

Part III

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act    7

Item 10.  Executive Compensation                                          7

Item 11.  Security Ownership of Certain Beneficial Owners and Management  7

Item 12.  Certain Relationships and Related Transactions                  7

Item 13.  Exhibits and Reports on Form 8-K                              7 - 8


Signatures                                                              9 - 10

Index to Exhibits                                                        11

SLIPPERY ROCK FINANCIAL CORPORATION
FORM 10KSB
Part I

Item 1.   Description of the Business

General
-------

Slippery Rock Financial Corporation ("Company") is a one bank holding company organized under the laws of the Commonwealth of Pennsylvania. In addition, the Company is registered with and supervised by the Board of Governors of the Federal Reserve System (the Federal Reserve Board). On June 30, 1992, The First National Bank of Slippery Rock (Bank) completed the reorganization of the Bank into a holding company structure through the exchange of the outstanding shares of common stock for shares of common stock of Slippery Rock Financial Corporation (Company). The Company's primary business is the holding of all of the outstanding common shares of its wholly-owned subsidiary, The First National Bank of Slippery Rock. The Company's primary source of income has been dividends paid by the Bank.

The Bank is nationally chartered and is a member of the Federal Reserve System. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) and is a full-service institution and offers various demand and time deposit products and originates secured and unsecured commercial, consumer and mortgage loans.

The Bank has two offices located in Slippery Rock, Pennsylvania and one each in the communities of Prospect, Portersville, and Grove City, Pennsylvania. In addition, on August 19, 1996, the Bank purchased the Harrisville, Pennsylvania branch of Mellon Bank, N.A.. In addition to its retail locations, the Bank has an operations center located in Slippery Rock Township.

Supervision and Regulation
--------------------------

The Company is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") as a "small business" filer as defined under Item 10 of Regulation S-B and accordingly, has elected to make its SEC filings under the disclosure requirements afforded to small business companies.

Slippery Rock Financial Corporation is also subject to the provisions of the Bank Holding Company Act of 1956, as amended ("Bank Holding Company Act") and to the supervision of the Federal Reserve Board. The Bank Holding Company Act requires Slippery Rock Financial Corporation to receive prior approval of the Federal Reserve Board before it owns or controls more than 5% of the voting shares of any financial institution.

A bank holding company is prohibited from engaging in or acquiring control of more than 5% of the voting shares of any company engaged in non- banking activities unless the Federal Reserve Board views the activities to be closely related to banking or managing or controlling banks. In addition, the Bank Holding Company Act prohibits changes in control of a bank holding company without prior notice to the Federal Reserve Board.

Slippery Rock Financial Corporation is required to file an annual report with the Federal Reserve Board and any additional information as required. The Federal Reserve Board may also require examinations of Slippery Rock Financial Corporation or any or all of its subsidiaries.

The Federal Reserve Act applies certain restrictions on a bank subsidiary of a bank holding company regarding extensions of credit to the bank holding company or any of its other subsidiaries, investments in stocks or other securities of the bank holding company or the use of such stocks or securities as collateral to any borrower.

Legislation and Regulatory Changes
----------------------------------

Changes and proposed changes to laws and regulations applicable to banks and bank holding companies are frequently made by the various legislative and regulatory bodies. No predictions as to the impact these changes may have on Slippery Rock Financial Corporation or its subsidiary can be made.

The Bank Insurance Fund ("BIF") insures deposits of commercial banks, (such as The First National Bank of Slippery Rock) while the Savings Association Insurance Fund ("SAIF") insures deposits of savings associations. The Federal Deposit Insurance Corporation Improvement Act of 1991, ("FDICIA") established the Federal Deposit Insurance Corporation ("FDIC") insurance assessment procedure as well as a time table to recapitalize both BIF and SAIF to the Congressionally mandated level of 1.25% of total insured deposits. In June of 1995, the FDIC had determined that BIF had attained its Congressionally mandated target. FDIC then issued a refund of pre-paid insurance premiums and reduced the insurance premium assessed to well capitalized BIF institutions to the "de-minimus" of $2,000 per year.
Because SAIF had not yet met its funding requirements, no action was taken regarding the premium assessed to savings institutions, which created a disparity in operational costs within the financial services industry, On September 30, 1996, as part of the fiscal 1997 federal budget, legislative action established a one-time fee assessment to savings institutions of 65.7 cents per one hundred dollars of SAIF insurable deposits to bring the SAIF fund to full capitalization. In addition, the insurance premium charged to SAIF insured institutions was reduced to 6.44 cents for years 1997 through 1999. The insurance premium charged to BIF insured institutions was increased to 1.29 cents per one hundred dollars of insurable deposits for the same time period. In the year 2000, both BIF and SAIF insured institutions would begin paying deposit insurance premiums of 2.43 cents. Management estimates FDIC insurance costs for 1997 to be approximately $20,000 and does not anticipate the higher insurance premiums to have a significant impact upon future earnings.

On September 29, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ( the "Interstate Banking Act"). Under the Interstate Banking Act, the Federal Reserve Board, subsequent to analytical review, may approve an application by the Company to acquire all or substantially all of the assets of a bank located outside of the Commonwealth of Pennsylvania regardless of whether such a transaction is prohibited under the law of any state. In addition, the Interstate Banking Act provides that, beginning June 1, 1997, federal supervisory agencies may approve a merger of the Bank with another bank located in a different state or the establishment of a new branch office either by acquisition or "de novo" unless the Commonwealth of Pennsylvania enacts legislation prior to that date which specifically allows or prohibits a merger with a financial institution in another state. Management currently has no plans to engage in interstate banking activities.

Government Monetary Policy
--------------------------

Financial institutions may be affected by legislative changes and by the monetary and fiscal policies of various legislative and regulatory bodies. A primary function of the Federal Reserve Board is to promote economic growth by influencing interest rates and the national supply of money and credit. The Federal Reserve Board accomplishes this through the use of open market activities of the buying and selling of U. S. Government securities, by changing the discount rate on bank borrowings and by changing the level of reserve requirements on bank deposits.

All of these instruments of monetary policy are used in various combinations to influence the volume of bank lending activity, the volume of investment and deposit activity and the interest rates charged on loans and paid on deposits. Because these instruments significantly influence short- term interest rates, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future.

History and Business - Bank
---------------------------

The Bank's headquarters are located at 100 South Main Street, Slippery Rock, Pennsylvania 16057. The Bank had total assets, liabilities and total equity of $195,689,000, $175,422,000 and $20,267,000 respectively at December 31,
1996.

The Bank is a full service financial institution, whose products and services include the accepting of time and demand deposits, and the origination of secured and unsecured commercial, mortgage and consumer loans. In addition to these services, the Bank also has a full service trust department. The Bank's business is not seasonal in nature.

At December 31, 1996, the Bank had 76 full-time employees and 25 part- time employees.

Competition
-----------

The Bank competes with other area commercial banks, savings and loan institutions and credit unions. In addition, the Bank competes with major regional financial institutions headquartered in other areas of Pennsylvania. The Bank also competes for deposits with other non financial institutions such as those firms that offer mutual funds or insurance annuities. Interest charged on loans, interest paid on deposits and service charges on deposit accounts are all comparable to competitors in the general market place.

Item 2.   Description of Property

The Bank has a drive through branch facility in addition to the Main banking facility in Slippery Rock, Pennsylvania, as well as one full service branch facility each in the communities of Prospect, Portersville, Harrisville, and Grove City, Pennsylvania. The Bank also has an operations center located in Slippery Rock Township. While the Bank owns all of its facilities, it is subject to a real estate mortgage obligation at its Prospect, Pennsylvania location. The details of which can be found in Note 9 of the notes to financial statements on page 13 of the Company's 1996 annual report.

On August 19, 1996, the Bank acquired the Harrisville, Pennsylvania office of Mellon Bank, N.A. The details of the acquisition can be found in Note 16 of the notes to financial statements on page 17 of the Company's 1996 annual report.

Slippery Rock Financial Corporation's headquarters are located at the Bank's Main office facility at 100 South Main Street, Slippery Rock, Pennsylvania, 16057. The Company pays no rent or other form of consideration for the use of the facility as its corporate headquarters.

Item 3.   Legal Proceedings

(Not Applicable)

Item 4.   Submission of Matters to a Vote of Security Holders

On January 21, 1997, the Board of Directors approved, subject to shareholder ratification at the annual meeting, the formation of the 1997 Incentive Stock Option Plan ("ISOP") and the 1997 Directors Stock Option Plan ("Directors Plan"). The details of both option plans is included in the Company's 1997 proxy statement on pages 10 through 16 and is incorporated herein by reference.

Part II

Item 5.   Market for Common Equity and Related Stockholder Matters

The information required by this Item pertaining to Market for Common Equity and Related Stockholder Matters is included in the Company's 1996 Annual report on page 29, and is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis or Plan of Operation

The information required by this Item pertaining to Management's Discussion and Analysis of Operating Results and Financial Condition is included in the Company's 1996 Annual report on pages 19 through 29 and is incorporated herein by reference.

Item 7.   Financial Statements

The Company's consolidated financial statements and notes thereto contained in the 1996 Annual Report are filed as Exhibit 13 hereto and are incorporated in their entirety by reference under this item.

                                                               Annual Report
                                                                   Page
                                                               -------------

        Consolidated Balance Sheet                                   3

        Consolidated Statement of Income                             4

        Consolidated Statement of Changes in Stockholders equity     5

        Consolidated Statement of Cash Flows                         6

        Notes to Consolidated Financial Statements                 7 - 17



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(Not Applicable)

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item pertaining to directors of the Company is included in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders on pages 1 through 3 and page 7 and is incorporated herein by reference.

Item 10.   Executive Compensation

The information required by this Item is included in the 1997 Proxy Statement in the Executive Compensation section on pages 6 and 7, and is incorporated herein by reference.


Item 11.   Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is included in the 1997 Proxy Statement in the Voting Securities section on pages 1 through 4, and is incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions.

The information required by this Item is included in the 1997 Proxy Statement in the Transactions with Management section on pages 7 though 10, and is incorporated herein by reference.

Item 13.   Exhibits and Reports on Form 8-K.

(a) The following table presents those exhibits required by Item 601 of Regulation S - B

Slippery Rock Financial Corporation
Form 10-KSB Exhibit List

 (a)   Exhibits required by Item 601 of Regulation S - B:

Exhibit Number
--------------

  2           N/A

  3(i) Articles of Incorporation filed on March 6, 1992 as Exhibit 3(i) to Registration Statement on Form S-4 (No. 33-46164) and incorporated herein by reference.

  3(ii) By-laws filed on March 6, 1992 as Exhibit 3(ii) to Registration Statement on Form S-4 (No. 33-46164) and incorporated herein by reference.

  4           N/A

  9           N/A

  10          N/A

  11          N/A

  13 Annual Report to Shareholders for Fiscal Year Ended December 31, 1996 filed with the Commission on March 28, 1997 and incorporated herein by reference.

  16          N/A

  18          N/A

  21          List of subsidiaries

  22          N/A

  23          N/A

  24          N/A

  27          Financial Data Schedule

  28          N/A

  99.1 Notice of Annual Meeting, Proxy Statement and form of Proxy for Annual Meeting of Shareholders to be held on April 15, 1997 filed with the Commission on March 27, 1997 and incorporated herein by reference.


 (b)  Reports on Form 8-K
           None

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Slippery Rock Financial Corporation



By /s/ William C. Sonntag
   ------------------------------
      William C. Sonntag
      President & CEO
Date:  March 21, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Mark A. Volponi
   ------------------------------
      Mark A. Volponi
      Treasurer
Date:  March 21, 1997


By /s/ Eleanor L. Cress
   ------------------------------
      Eleanor L. Cress
      Secretary
Date:  March 21, 1997

By /s/ John W. Conway
   ------------------------------
      John W. Conway
      Director
Date:  March 18, 1997

By /s/ Grady W. Cooper
   ------------------------------
      Grady W. Cooper
      Director
Date:  March 18, 1997

By /s/ Robert M. Greenberger
   ------------------------------
      Robert M. Greenberger
      Director
Date:  March 18, 1997

By /s/ Robert E. Gregg
   ------------------------------
      Robert E. Gregg
      Director
Date:  March 18, 1997

By /s/ Paul M. Montgomery
   ------------------------------
      Paul M. Montgomery
      Director
Date:  March 18, 1997

By /s/ S. P. Snyder
   ------------------------------
      S. P. Snyder
      Director
Date:  March 18, 1997

By /s/ William C. Sonntag
   ------------------------------
      William C. Sonntag
      Director
Date:  March 18, 1997

By /s/ Charles C. Stoops, Jr.
   ------------------------------
      Charles C. Stoops, Jr.
      Director
Date:  March 18, 1997

By /s/ Kenneth D. Wimer
   ------------------------------
      Kenneth D. Wimer
      Director
Date:  March 18, 1997

                        Index to Exhibits

Exhibit Number              Description                         Page
--------------              -----------                         ----

      13                    Annual Report to Shareholders        12

      21                    List of subsidaries                  40

      27                    Financial Data Schedule              41