Form 10QSB
period 1997-03-31
SLIPPERY ROCK FINANCIAL CORP
filed 1997-05-15
CIK 884782

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[  X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the quarterly period ended March 31, 1997


                                        OR

[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the transition period from __________ to ___________

                      Commission File Number: 0-21720

                    SLIPPERY ROCK FINANCIAL CORPORATION
                    -----------------------------------
    (Exact Name of small business issuer as specified in its charter)

       PENNSYLVANIA                                   25 - 1674381
-------------------------                         ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification Number)

        100 South Main Street
     Slippery Rock, Pennsylvania                        16057 - 1245
-------------------------------------               -------------------
(Address of principal executive offices)                 (Zip Code)

     Issuer's telephone number, including area code: (412) 794-2210

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
YES ___ X____    NO ______

As of April 30, 1997, there were 1,378,124 shares outstanding of the issuer's class of common stock.

                    Slippery Rock Financial Corporation
                 INDEX TO QUARTERLY REPORT ON FORM 10-QSB



                                                                     Page
                                                                    ------
Part I    Financial Information

    Item 1.   Financial Statements (unaudited)

              Consolidated Balance Sheet, March 31, 1997              3

              Consolidated Statements of Income
                Three months ended March 31, 1997 and 1996            4

              Consolidated Statement of Cash Flows
                Three months ended March 31, 1997 and 1996            5

              Notes to Consolidated Financial Statements              6


     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations         7

     Signatures                                                       12

              Slippery Rock Financial Corporation and Subsidiary
                          CONSOLIDATED BALANCE SHEET
                            (Unaudited - $ in 000)


                                                                March 31,
                                                                  1997
                                                               ----------
ASSETS
  Cash and due from banks                                      $    8,277
  Interest-bearing deposits in other banks                            336
  Federal funds sold                                                  700
  Mortgage loans held for sale                                      3,097
  Investment securities:
    Available for sale                                             20,868
    Held to maturity (market value $10,828)                        10,848
  Loans (net of unearned income of $10)                           143,081
  Less allowance for loan losses                                    1,183
                                                               ----------
      Net loans                                                   141,898
Premises and equipment                                              3,523
Accrued interest and other assets                                   4,608
                                                               ----------

      Total assets                                             $  194,155
                                                               ==========
LIABILITIES
  Deposits:
    Noninterest-bearing demand                                 $   25,572
    Interest-bearing demand                                        21,247
    Savings                                                        18,512
    Money market                                                   24,567
    Time                                                           81,938
                                                               ----------
      Total deposits                                              171,836

Long-term debt                                                        752
Accrued interest and other liabilities                                962
                                                               ----------
      Total liabilities                                           173,550
                                                               ----------

STOCKHOLDERS' EQUITY
  Common stock (par value $0.25; authorized
    12,000,000 shares, 1,378,124 issued)                              345
  Surplus                                                          10,676
  Retained earnings                                                 9,641
  Net unrealized loss on securities                                   (57)
                                                               ----------
      Total stockholders' equity                                   20,605
                                                               ----------
      Total liabilities and
          stockholders' equity                                 $  194,155
                                                               ==========



See accompanying notes to the consolidated financial statements.

            Slippery Rock Financial Corporation and Subsidiary
                    CONSOLIDATED STATEMENT OF INCOME
              (Unaudited - $ in 000 except per share amounts)

                                                      Three Months Ended
                                                           March 31,
                                                       1997         1996
                                                  -----------  -----------
INTEREST INCOME
  Loans, including fees                           $     3,189  $     2,892
  Interest-bearing deposits in other banks                  3            2
  Federal funds sold                                       21           32
  Interest on investment securities:
     Taxable                                              178          147
     Exempt from federal income tax                       289          175
     Dividends                                             12           12
                                                  -----------  -----------
          Total interest income                         3,692        3,260
                                                  -----------  -----------

INTEREST EXPENSE
  Deposits                                              1,555        1,370
  Borrowed funds                                           41           27
                                                  -----------  -----------
           Total interest expense                       1,596        1,397
                                                  -----------  -----------
NET INTEREST INCOME                                     2,096        1,863
Provision for loan losses                                  50           50
                                                  -----------  -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                       2,046        1,813
                                                  -----------  -----------
OTHER INCOME
  Service charges on deposit accounts                     120          126
  Trust department income                                  11            9
  Net gain on sales of loans                               14            -
  Net loss on sale of investments                         (28)           -
  Other income                                             78           67
                                                  -----------  -----------
          Total other income                              195          202
                                                  -----------  -----------
OTHER EXPENSE
  Salaries and employee benefits                          647          567
  Occupancy expense, net                                  100          107
  Furniture and equipment expense                         159          136
  Data processing expense                                  38           45
  Stationery, printing and supplies                        29           39
  Pennsylvania shares tax                                  46           41
  Other                                                   282          243
                                                  -----------  -----------
          Total other expense                           1,301        1,178
                                                  -----------  -----------

Income before income taxes                                940          837
Income tax expense                                        226          238
                                                  -----------  -----------

NET INCOME                                        $       714  $       599
                                                  ===========  ===========

PER SHARE DATA
  Average shares for the period                     1,378,124    1,378,124
  Earnings per share                              $      0.52  $      0.43
  Dividends paid                                         0.15            -

Per share amounts for 1996 have been restated for a four for one stock split on June 28, 1996.


See accompanying notes to the consolidated financial statements.

            Slippery Rock Financial Corporation and Subsidiary
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited - $ in 000)


                                                      Three Months Ended
                                                           March 31,
                                                       1997         1996
                                                  -----------  -----------
OPERATING ACTIVITIES
  Net income                                      $       714  $       599
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Provision for loan losses                              50           50
    Depreciation and amortization                         197          135
    Deferred taxes                                         53            -
    Origination of loans held for sale                 (3,143)        (500)
    Proceeds of sales of loans held for sale            1,356            -
    Gain on sale of loans                                 (14)           -
    Loss on sale of investment securities                  27            -
    Decrease (Increase) in accrued interest
      receivable                                           33          (99)
    Increase in accrued interest payable                   30           23
    Other, net                                             54          (70)
                                                  -----------  -----------
      Net cash provided by (used for)
        operating activities                             (643)         138
                                                  -----------  -----------

INVESTING ACTIVITIES
  Investment securities available for sale:
    Sales                                               5,366            -
    Repayments                                            376          404
    Purchases                                            (651)        (377)
  Investment securities held to maturity:
    Repayments                                            423        1,510
    Purchases                                            (224)           -
  Increase in loans, net                               (1,972)        (829)
  Purchase of premises and equipment                      (19)         (99)
  Other investing activities                               41            -
                                                  -----------  -----------

      Net cash provided by investing activities         3,340          609
                                                  -----------  -----------

FINANCING ACTIVITIES
  Increase in deposits, net                             7,057        1,334
  Payments on short term borrowings                    (9,000)      (1,300)
  Payments on borrowed funds                               (2)          (2)
  Cash dividends paid                                    (207)           -
                                                  -----------  -----------

      Net cash (used for) provided by financing
        activities                                     (2,152)          32
                                                  -----------  -----------

      Increase in cash and cash
         equivalents                                      545          779

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        8,670        7,047
                                                  -----------  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $     9,215  $     7,826
                                                  ===========  ===========


See accompanying notes to the consolidated financial statements.

           Slippery Rock Financial Corporation and Subsidiary
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

NOTE 2 - ACCOUNTING PRONOUNCEMENT
---------------------------------

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of
Financial Assets and Extinguishiments of Liabilities."   This statement
requires that, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards of distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

The Company does participate in the secondary mortgage market by selling fixed rate, residential mortgages to the Federal Home Mortgage Corporation ("Freddie Mac") and currently maintains the servicing of the sold loans. Management does not anticipate the adoption of Statement No. 125 to have a material effect on the Company's financial position or results of operations.

NOTE 3 - PENDING ACCOUNTING STANDARDS
-------------------------------------

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Statement No. 128 will become effective for the Company beginning in 1998. This statement re-defines the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Statement No. 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No. 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement No. 128 also requires the restatement of all prior-period EPS data presented. The Company will adopt Statement No. 128 on January 1, 1998 and based on current estimates, does not believe the effect of adoption will have a significant impact on the Company's financial position or results of operations.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1997 and 1996
------------------------------------------------------------

Total interest income of $3,692,000 for the three month period ended March 31, 1997 compares to $3,260,000 for the same period in 1996, an increase of $432,000 or 13.25%. The overall increase in total interest income is attributed to an increase in interest and fees on loans of $297,000 and to an increase in interest income on investment securities of $145,000. The increase in interest and fees on loans is due primarily to increased volume in the loan portfolio. Total net loans at March 31, 1997 were $141,898,000, an increase of $19.5 million or 15.9% from $122,427,000 at March 31, 1996. The increase in investment income was due to an increase in securities available for sale. Investment securities available for sale at March 31, 1997 were $20,868,000, an increase of $8.7 million or 70.97% from $12,206,000 at March 31, 1996. The acquisition of the former Mellon Bank, N.A. branch in Harrisville, Pennsylvania during the third quarter of 1996, combined with normal deposit growth, were the primary funding sources for the increases in loans and investments.

Total interest expense of $1,596,000 for the three month period ending March 31, 1997 represents an increase of $199,000 from the $1,397,000 reported for the same three month period in 1996. The increase in interest expense is due to increases in volume. Overall, average total deposits increased $29.8 million or 21.0% from a level of $141,998,000 at March 31, 1996 to $171,836,000 at March 31, 1997. The branch acquisition, referred to above, represents approximately $19.7 million of the overall growth. Time certificates had the largest increase with growth of $13.8 million or 20.28%, interest-bearing demand follows with growth of $6.3 million or 42.06%. The Bank's cost of funds at March 31, 1997 was 4.35%, down from a level of 4.62% at March 31, 1996.

Net interest income of $2,096,000 for the three months ended March 31, 1997 compares to $1,863,000 for the same three month period in 1996, an increase of $233,000.

Total other income for the three month period ended March 31, 1997 of $195,000 compares to $202,000 for the three month period ended March 31, 1996, a decrease of $7,000. The decrease is derived from net losses of $28,000 on the sale of $5.3 million of investments available for sale. Management sold the available for sale securities as part of the Bank's asset liability management philosophy. Interest rates began a general move upward during the latter part of the third quarter as a result of the Federal Reserve Board's ("Fed") actions regarding monetary policy. In March, management sold the lower yielding investments within the available for sale portfolio in anticipation of being able to re-invest the proceeds at generally higher market yields.
The loss on the sale was offset by a net gain of $14,000 recorded on the sale of $1.3 million of fixed rate, 1-4 family residential mortgages during the period.

Total other expense of $1,301,000 for the three months ended March 31, 1997 compares to $1,178,000 for the same three month period in 1996. This
represents an increase of $123,000 or 10.4%.   Net increases in salaries and
employee benefits expense of $80,000, equipment expense of $23,000 and miscellaneous expenses of $39,000 were the major contributors to the overall net increase. The increase in salary and employee benefits is attributed to normal annual salary increases and additional expenses pertaining to the
Harrisville branch acquisition.   Equipment expense of $159,000 at March 31,
1997 compares to $136,000 for the same three month period in 1996, an increase of $23,000. The net increase is due primarily to an increase in depreciation expense of $14,000, of which approximately $10,000 is attributable to the branch acquisition. The net increase in miscellaneous expense is derived principally from amortization expense of the premium paid for the branch acquisition. Amortization expense at March 31, 1997 for the intangible totaled $49,000. With the exception of these items, all increases in other expense were brought about by those items that are generally thought to be normal and recurring in nature.

Net income for the three month period ended March 31, 1997 was $714,000, an increase of $115,000 from the $599,000 reported at March 31, 1996. Earnings per share for the three month period ended March 31, 1997 were $0.52, an increase of $0.09 from $0.43 per share earned during the same three month period in 1996.

Financial Condition
-------------------

Total assets decreased $1.6 million or 0.8% from December 31, 1996.   An
increase in net loans of $1.8 million and a net increase in loans available for sale of $1.8 million were offset by a net reduction in investment securities available for sale of $5.4 million. The Bank sold primarily tax-free, state and municipal obligations as part of its asset/liability and interest rate risk management program in response to an increase in market interest rates in March. The Bank also sold an additional $6.0 million of available for sale securities in April 1997. Proceeds from the sale were used for general liquidity purposes, which includes the funding of loans and loans held for sale and deposit liability activity.

Total deposits of $171,836,000 at March 31, 1997  represents an increase of
$7.1 million or 4.3% from $164,779,000 at December 31, 1996.   While all
deposit products had net increases during the period, time certificates of deposits had the most significant gain with growth of $4.8 million, which represents funds bid to financial institutions from a local municipality and are short term in nature.

Repayments of short-term borrowings of $9.0 million during the period ended March 31, 1997, represented repayment of "Repo Plus" advances from the
Federal Home Loan Bank ("FHLB").    These short-term advances taken in
December 1996 for general liquidity purposes were subsequently paid in January 1997. There were no such borrowings outstanding at March 31, 1997.

At March 31, 1997, the Bank serviced approximately $21.2 million in sold fixed
rate mortgages.   Sales of fixed rate mortgages to "Freddie Mac"  totaled $1.3 million during the quarter with a net gain of $14,000. In April, the Bank sold an additional $1.6 million. Although the Bank does anticipate the sale of an additional $1.4 million during the second quarter of 1997, it had no unfunded commitments to sell at March 31, 1997. Management does anticipate future sales of fixed rate mortgages; however, the extent to which the Bank participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Bank and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow the loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of
Financial Assets and Extinguishments of Liabilities."   This statement
requires that, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards of distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Management does not anticipate the adoption of Statement No. 125 to have a material effect on the Company's financial position or results of operations.

On April 11, 1997, the Bank entered into an agreement to acquire certain deposit liabilities and loan asset accounts of the Slippery Rock, Pennsylvania office of First Western Bank, F.S.B. in a transaction which will be recorded as a branch purchase. The Bank will assume deposit liabilities of approximately $4.4 million and acquire the land, building and equipment. The acquisition, pending regulatory approval, is expected to be completed in August 1997. Management believes that the branch acquisition will benefit the Bank by further increasing its market share in the Slippery Rock community.

At March 31, 1997, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at March 31, 1997:

                                             Actual
                                     ---------------------
                                                                Minimum
                                      Amount         Ratio       Ratio
                                     --------       -------     -------

Tier 1 risk - based capital          $ 18,683        13.92 %      4.00 %

Total risk - based capital             19,866        14.80        8.00

Leverage capital                       18,683         9.67        3.00

As the above table illustrates, all regulatory capital requirements have been complied with at March 31, 1997. Management does not believe that the branch acquisition will have any significant impact upon these ratios, which will continue to exceed all regulatory requirements.

LIQUIDITY
---------

The principal functions of the Bank's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. One measure that the Bank uses to monitor liquidity is the liquidity ratio which assesses the relationship between certain earning assets, customer deposits and short-term interest bearing liabilities. This ratio was 3.7% of total assets as of March 31, 1997, unchanged from December 31, 1996. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the net loans to deposits ratio.
The net loans (including loans held for sale) to deposits ratio was at 84.3% at March 31, 1997, as compared to 85.7% at December 31, 1996. The decline is
due principally to the increase in deposits during the period.   The Bank's
liquidity plan allows for the use of long-term advances or short- term lines of credit with the FHLB as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk as well. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At March 31, 1997, the Company continued to have one such matched funding loan outstanding totaling $720,000.

The Company continues to also have short-term borrowing availability through FHLB which are of two types, "RepoPlus" advances and "Flexline". "RepoPlus" advances are short-term borrowings maturing within one year, bear a fixed rate of interest and are subject to prepayment penalty. "Flexline" advances also mature within one year and bear a variable rate of interest that reprices daily. There are no repayment penalties for these borrowings. There were no advances outstanding for either of these products at March 31, 1997.

In addition to borrowing from the FHLB as a source for liquidity, as mentioned earlier, the Company also continued activity in the secondary mortgage market. Specifically, the Company continues to sell fixed rate residential real estate mortgages to Freddie Mac. The sales to Freddie Mac not only provided an opportunity for the Bank to remain competitive in the market place, by allowing it to offer a fixed rate mortgage product, but also provided an additional source of liquidity and an additional tool for management to limit interest rate risk exposure. The Bank continues to service all loans sold to Freddie Mac.

The Statement of Cash Flows, for the three month period ended March 31, 1997, indicates an increase in cash and cash equivalents of $545,000.

Cash was provided during the period from a net increase in deposits of $7.0 million, the sale of investment securities available for sale of $5.4 million and the sale of fixed rate mortgages of $1.4 million. Cash was used during the period to fund a net increase in loans of $1.9 million and the origination of loans held for sale of $3.1 million. In addition, cash was also used to repay $9.0 million of "RepoPlus" advances. Dividends paid during the quarter ended March 31, 1997 totaled $207,000. Cash and cash equivalents totaled $9.2 million at March 31, 1997, up from $8.7 million at December 31, 1996.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS
-------------

The following schedule presents the non-performing assets for the last five quarters:

                                  Mar     Dec       Sept     Jun     Mar
                                  1997    1996      1996     1996    1996
                                -------  -------  -------  -------  -------
                                            (dollars in thousands)
Non-performing loans
  Loans past due 90 days
   or more                      $   112  $   177  $    20  $    16  $    74
  Non-accrual loans               1,091      798      386       99    1,019
  Restructured loans                 96      597      797      803        -
                                -------  -------  -------  -------  -------
    Total non-performing
      loans                       1,299    1,572    1,203      918    1,093
                                -------  -------  -------  -------  -------
Other non-performing assets
  Other real estate owned           179      221      136      135      149
  Repossessed assets                 15       24       30       14       14
                                -------  -------  -------  -------  -------

    Total other non-performing
      assets                        194      245      166      149      163
                                -------  -------  -------  -------  -------
    Total non-performing
       assets                   $ 1,493  $ 1,817  $ 1,369  $ 1,067  $ 1,256
                                =======  =======  =======  =======  =======

    Non-performing loans as a
    percentage of total loans(l) 0.91 %   1.11 %   0.89 %   0.70 %   0.88 %

    Non-performing assets as a
    percentage of total loans
    and other non-performing
    assets (1)                   1.04 %   1.28 %   1.01 %   0.81 %   1.02 %

(1) Excludes loans held for sale.

The allowance for loan losses at March 31, 1997, totaled $1,183,000 or 0.81% of total loans (including loans held for sale) as compared to $1,177,000 or 0.83% at December 31, 1996. Provisions for loan losses were $50,000 for the three months ended March 31, 1997 and 1996.

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

At March 31, 1997, the Company had impaired loans of $736,000 of which $639,000 were restructured. All of the loans were restructured in 1996 and were not complying with the restructured terms. The average investment in impaired loans during the period ended March 31, 1997 was $793,000. Impaired loans had a general loan loss reserve allocation of $110,000 at March 31, 1997. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. The impaired loans at March 31, 1997 continue to be comprised of the impaired and restructured loans that were reported at December 31, 1996, no additional loans have been added to the impaired or restructured classifications during the first quarter of 1997.

Non-performing loans totaled $1.3 million at March 31, 1997, a decrease of $273,000 from their level of $1.6 million at December 31, 1996. The decline is due to a reduction in nonaccrual and restructured loans of $304,000 during the period. Non-performing loans as a percent of total loans were 0.91% at March 31, 1997 as compared to 1.11% at December 31, 1996 and 0.88% at March 31, 1996.

Other real estate owned at March 31, 1997 was $179,000, a decline of $42,000 from December 31, 1996, as a result of the disposition of a single property. Management believes that the remaining parcels held in other real estate owned will sell within a reasonable time period. Management also believes none of the non-performing assets, including other real estate owned, at March 31, 1997, pose any significant risk to the operations, liquidity or capital position of the Company.

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Slippery Rock Financial Corporation
                                   ------------------------------------
                                                (Registrant)


Date:   May 13, 1997        By: /s/ William C. Sonntag
                               ------------------------
                                William C. Sonntag,
                                President & CEO



Date:   May 13, 1997        By: /s/ Mark A. Volponi
                               ------------------------
                                Mark A. Volponi,
                                Treasurer