Form 10QSB
period 1997-06-30
SLIPPERY ROCK FINANCIAL CORP
filed 1997-08-13
CIK 884782

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

                                     OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934


       For the transition period from          to
                                      ---------   -------------

Commission file Number: 0-21720
                        -------

                    SLIPPERY ROCK FINANCIAL CORPORATION
               ----------------------------------------------
    (Exact Name of small business issuer as specified in its charter)

PENNSYLVANIA                                       25-1674381
--------------------------------------             ---------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)

100 South Main Street
Slippery Rock, Pennsylvania                         16057 - 1245
---------------------------------------            ---------------------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code: (412) 794-2210

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirement for the past 90 days. YES  X   NO
                                                                  ---     ---

As of August 7, 1997, there were 1,378,124 shares outstanding of the issuer's class of common stock.

                     Slippery Rock Financial Corporation
                  INDEX TO QUARTERLY REPORT ON FORM 10-QSB


                                                                      Page
                                                                      ----
Part I  Financial Information

Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheet, June 30, 1997                      3

        Consolidated Statements of Income
        Three months ended June 30, 1997 and 1996
        and Six months ended June 30, 1997 and 1996                    4

        Consolidated Statement of Cash Flows
        Six months ended June 30, 1997 and 1996                        5

        Notes to Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  7


Part II Other Information                                             11

        Signatures                                                    13

             Slippery Rock Financial Corporation and Subsidiary
                         CONSOLIDATED BALANCE SHEET
                            (Unaudited - $ in 000)

                                                              June 30,
                                                                1997
                                                             ----------
ASSETS
  Cash and due from banks                                    $   11,787
  Interest-bearing deposits in other banks                          340
  Mortgage loans held for sale                                      544
  Investment securities:
     Available for sale                                          14,695
     Held to maturity (market value $10,782)                     10,747
  Loans (net of unearned income of $6)                          148,050
  Less allowance for loan losses                                  1,214
                                                             ----------
      Net loans                                                 146,836
  Premises and equipment                                          3,461
  Accrued interest and other assets                               4,469
                                                             ----------
      Total assets                                           $  192,879
                                                             ==========

LIABILITIES
  Deposits:
    Noninterest-bearing demand                               $   26,925
    Interest-bearing demand                                      21,376
    Savings                                                      18,843
    Money market                                                 22,800
    Time                                                         80,140
                                                             ----------
      Total deposits                                            170,084

Long-term debt                                                      749
Accrued interest and other liabilities                              889
                                                             ----------

      Total liabilities                                         171,722
                                                             ----------

STOCKHOLDERS' EQUITY
  Common stock (par value $0.25; authorized
    12,000,000 shares, 1,378,124 issued)                            345
  Surplus                                                        10,676
  Retained earnings                                              10,132
  Net unrealized gain on securities                                   4
                                                             ----------

      Total stockholders' equity                                 21,157
                                                             ----------

       Total liabilities and
          stockholders' equity                               $  192,879
                                                             ==========


See accompanying notes to the consolidated financial statements.

              Slippery Rock Financial Corporation and Subsidiary
                         CONSOLIDATED STATEMENT OF INCOME
                (Unaudited - $ in 000 except per share amounts)

                                                    Three Months Ended        Six Months Ended
                                                         June 30,                 June 30,
                                                    1997         1996         1997         1996
                                                 ---------    ---------    ---------    ---------
INTEREST INCOME
  Loans, including fees                          $   3,276    $   2,945    $   6,465    $   5,837
  Interest-bearing deposits in other banks               2            3            5            5
  Federal funds sold                                    44           19           65           51
  Interest on investment securities:
     Taxable                                           176          130          354          277
     Exempt from federal income tax                    170          173          459          348
     Dividends                                          15           11           27           23
                                                 ---------    ---------    ---------    ---------
       Total interest income                         3,683        3,281        7,375        6,541
                                                 ---------    ---------    ---------    ---------
INTEREST EXPENSE
  Deposits                                           1,540        1,284        3,095        2,654
  Borrowed funds                                        12           21           53           48
                                                 ---------    ---------    ---------    ---------
       Total interest expense                        1,552        1,305        3,148        2,702
                                                 ---------    ---------    ---------    ---------
NET INTEREST INCOME                                  2,131        1,976        4,227        3,839
Provision for loan losses                               50           50          100          100
                                                 ---------    ---------    ---------    ---------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                    2,081        1,926        4,127        3,739
                                                 ---------    ---------    ---------    ---------

OTHER INCOME
  Service charges on deposit accounts                  127          121          247          247
  Trust department income                               21           13           32           22
  Net loss on sales of loans                           (27)         (16)         (13)         (16)
  Net gain (loss) on sales of investments               13            -          (15)           -
  Other income                                          90           86          168          153
                                                 ---------    ---------    ---------    ---------
      Total other income                              224           204          419          406
                                                 ---------    ---------    ---------    ---------

OTHER EXPENSE
  Salaries and employee benefits                       617          571        1,264        1,138
  Occupancy expense, net                                87          100          187          207
  Furniture and equipment expense                      158          153          317          289
  Data processing expense                               41           47           79           92
  Stationery, printing and supplies                     45           28           74           67
  Pennsylvania shares tax                               45           41           91           82
  Other                                                348          243          630          486
                                                 ---------    ---------    ---------    ---------
       Total other expense                           1,341        1,183        2,642        2,361
                                                 ---------    ---------    ---------    ---------

Income before income taxes                             964          947        1,904        1,784
Income tax expense                                     267          273          493          511
                                                 ---------    ---------    ---------    ---------

NET INCOME                                       $     697    $     674    $   1,411    $   1,273
                                                 =========    =========    =========    =========

PER SHARE DATA
     Average shares for the period               1,378,124    1,378,124    1,378,124    1,378,124
     Earnings per share                          $    0.51    $    0.49    $    1.02    $    0.92
     Dividends paid                              $    0.15    $       -    $    0.30    $    0.28

See accompanying notes to the consolidated financial statements.

             Slippery Rock Financial Corporation and Subsidiary
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited - $ in 000)

                                                           Six Months Ended
                                                               June 30,
                                                           1997         1996
                                                       ---------    ---------
OPERATING ACTIVITIES
     Net income                                        $   1,411    $   1,273
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
       Provision for loan losses                             100          100
       Depreciation and amortization                         388          277
       Deferred taxes                                         76           35
       Origination of loans held for sale                 (3,913)        (500)
       Proceeds from sales of loans held for sale          4,652        1,722
       Loss on sale of loans                                  13           16
       Loss on sale of investment securities                  15            -
       (Increase) decrease in accrued
         interest receivable                                  74          (73)
       (Decrease) increase in accrued interest payable        48           (1)
       Other, net                                            (57)        (330)
                                                       ---------    ---------
         Net cash provided by operating activities         2,807        2,519
                                                       ---------    ---------

INVESTING ACTIVITIES
  Investment securities available for sale:
     Proceeds from sales                                  11,522            -
     Repayments                                              499          762
     Purchases                                              (651)        (576)
  Investment securities held to maturity:
     Repayments                                              516        1,847
     Purchases                                              (224)           -
  Increase in loans, net                                  (6,950)      (8,605)
  Purchase of premises and equipment                         (88)        (156)
  Other investing activities                                  41            -
                                                       ---------    ---------
         Net cash provided by (used for)
           investing activities                            4,665       (6,728)
                                                       ---------    ---------

FINANCING ACTIVITIES
  Increase in deposits, net                                5,304        3,082
  Increase in short term borrowings                            -        4,100
  Payments on short term borrowings                       (9,000)      (1,300)
  Payments on borrowed funds                                  (4)          (4)
  Cash dividends paid                                       (414)        (379)
                                                       ---------    ---------
         Net cash provided by (used for)
           financing activities                           (4,114)       5,499
                                                       ---------    ---------
         Increase in cash and cash
           equivalents                                     3,358        1,290

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           8,670        7,047
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  12,028    $   8,337
                                                       =========    =========

Cash payment for interest                              $   3,099    $   2,703
Cash payments for income taxes                         $     356    $     484

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

NOTE 2 - ACCOUNTING PRONOUNCEMENT
---------------------------------

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement requires that, after a transfer of financial assets, an entity recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards of distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

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

NOTE 3 - PENDING ACCOUNTING STANDARDS
-------------------------------------

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Statement No. 128 will become effective for the Company beginning in 1998. This statement re-defines the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Statement No. 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No. 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement No. 128 also requires the restatement of all prior-period EPS data presented. The Company will adopt Statement No. 128 on December 31, 1997 and based on current estimates, does not believe the effect of adoption will have a significant impact on the Company's financial position or results of operation.

In July 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements.
SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1997 and 1996
-----------------------------------------------------------

Total interest income of $3,683,000 for the three month period ended June 30, 1997 compares to $3,281,000 for the same three month period in 1996, an increase of $402,000 or 12.25%. The overall increase in total interest income is attributed to an increase in interest and fees on loans of $331,000 and to an increase in interest income on investment securities of $48,000. The increase in interest and fees on loans is due primarily to increased volume in the loan portfolio. Total net loans at June 30, 1997 were $146,836,000, an increase of $16.7 million or 12.8% from $130,167,000 at June 30, 1996. In general, the growth within the loan portfolio is spread out among all loan products. The most significant increase, however, occurred in the 1-4 family, first lien, real estate area which grew $6.2 million or 13.3% from their level of $46.3 million at June 30, 1996. The increase in investment income was due to an increase in securities available for sale. Available for sale securities were purchased during the second and third quarter of 1996 with proceeds from the Harrisville, PA branch acquisition. Available for sale securities were subsequently sold during the first and second quarters of 1997. Investment securities available for sale at June 30, 1997 were $14,695,000 an increase of $2.7 million or 22.7% from $11,979,000 at June 30,
1996.  Investments available for sale at March 31, 1997 were $20,868,000.

Total interest expense of $1,552,000 for the three month period ending June 30, 1997 represents an increase of $247,000 from the $1,305,000 reported for the same three month period in 1996. The increase in interest expense is due to increases in deposit volumes due to the branch acquisition and normal growth within existing deposit products. Overall, total deposits increased $26.3 million or 18.3% from a level of $143,746,000 at June 30, 1996 to $170,084,000 at June 30, 1997. The branch acquisition, referred to above, represents approximately $20.1 million of the overall growth. While all deposit products reflect net increases when compared to June 1996, time certificates had the largest increase with growth of $15 million or 23%. The Bank's cost of funds at June 30, 1997 was 4.35%, down from a level of 4.48% at June 30, 1996.

Net interest income of $2,131,000 for the three months ended June 30, 1997 compares to $1,976,000 for the same three month period in 1996, an increase of $155,000.

Total other income for the three month period ended June 30, 1997 of $224,000 compared to $204,000 for the three month period ended June 30, 1996, an increase of $20,000. Increases in service fees on deposit accounts of $6,000, an increase in trust fees of $8,000 and net gains on the sale of investment securities available for sale of $13,000 were offset by net losses of $11,000 on the sale of fixed rate, 1-4 family residential mortgages.

Total other expense of $1,341,000 for the three months ended June 30, 1997 compares to $1,183,000 for the same three month period in 1996. This
represents an increase of $158,000 or 13.4%.   Net increases in salaries and
employee benefits expense of $46,000 and miscellaneous expense of $100,000 were the major contributors to the overall increase. The increase in salary and employee benefits is attributed to normal annual salary increases and additional expenses pertaining to the Harrisville branch acquisition. The net increase in miscellaneous expense is derived principally from amortization expense of the premium paid for the branch acquisition. Amortization expense at June 30, 1997 for the intangible totaled $98,000. With the exception of these items, all increases in other expense were brought about by those items that are generally thought to be normal and recurring in nature.

Net income for the three month period ended June 30, 1997 was $697,000, an increase of $23,000 from the $674,000 reported at June 30, 1996. Earnings per share for the three month period ended June 30, 1997 were $0.51, an increase of $0.02 from $0.49 per share earned during the same three month period in 1996.

Comparison of the Six Months Ended June 30, 1997 and 1996
---------------------------------------------------------

Total interest income of $7,375,000 for the six month period ended June 30, 1997 compared to $6,541,000 for the same six month period in 1996, an increase of $834,000 or 12.75%. As in the three month comparison, the overall increase in total interest income is attributed to an increase in interest and fees on loans of $628,000 and to an increase in interest income on investment securities of $127,000. The variances are due to the volume fluctuations discussed above.

Total interest expense of $3,148,000 for the six month period ended June 30, 1997 represents an increase of $446,000 from the $2,702,000 reported for the same six month period in 1996. The increase in interest expense is attributed to the volume increases discussed earlier in the three month comparison.

Net interest income of $4,227,000 at June 30, 1997 compared to $3,839,000 at June 30, 1996, an increase of $388,000. The Bank's cost of funds decreased from a level of 4.48% at June 30, 1996 to a level of 4.35% at June 30, 1997. Despite the overall reduction in the Bank's cost of funds, its net interest margin, (the ratio of net interest income divided by average earning assets) decreased during the period. Net interest margin at June 30, 1997 was 5.07%, down 22 basis points from its level of 5.29% at June 30, 1996. The reduction is due to a reduction in the yield on earning assets which declined from 8.84% at June 30, 1996 to 8.60% at June 30, 1997. The reduction in yield is believed to be derived from a shift within the components of earning assets brought on by the branch acquisition. The Bank used funds from the branch purchase to increase investment portfolio volumes until needed for loan production. The lower yielding (relative to those of loans) investments reduced the Bank's overall yield on earning assets. Further evidence of the shift in the composition in earning assets can be determined by the Bank's net loans (including loans held for sale) to deposits ratio. Not only is this ratio one tool for measuring the Bank's liquidity, but it also is indicative of the Bank's earning asset mix. The ratio determines what percentage of deposit dollars are used to fund loan production, which produces the highest yield. The net loans to deposits ratio at June 30, 1997 was 86.6%, down 4.15% from 90.8% at June 30, 1996.

Total other income of $419,000 for the six months ended June 30, 1997 compares to $406,000 for the same six month period in 1996, an increase of $13,000. Increases in trust service charges of $10,000 and $15,000 in miscellaneous income were offset by net losses on the sale of investments of $15,000.
Facing the potential for a rising interest environment, management sold approximately $11.5 million of available for sale securities for general liquidity purposes during the latter part of the first quarter of 1997 and early second quarter 1997.

Total other expense of $2,642,000 at June 30,1997 compares to $2,361,000 at June 30, 1996, an increase of $281,000 or 11.9%. Salary and wage expense of $1,264,000 at June 30, 1997 compared to $1,138,000 at June 30, 1996 an increase of $126,000 or 11.1%. The increase is due to increase personnel costs associated with the branch acquisition and normal annual salary increases. Miscellaneous expense of $620,000 at June 30, 1997 compared to $485,000 at June 30, 1996 an increase of $135,000 or 27.8%. The increase is due to the intangible amortization expense for the Harrisville branch acquisition discussed earlier in the three month comparison.

Net income for the six month period ended June 30, 1997 of $1,411,000 or $1.02 per share compared to $1,273,000 or $0.92 per share for the same six month period ended June 30, 1996. This represents an increase of $138,000 or $0.10 per share.

Dividends paid during the six month period ended June 30, 1997 were $0.30 per share, an increase of $0.02 per share from the $0.28 per share paid during the same six month period in 1996.

Financial Condition
-------------------

Total assets decreased $2,834,000 or 1.4% from December 31, 1996.   An
increase in net loans of $6.9 million was offset by a net reduction in investment securities available for sale of $11.6 million. The Bank sold primarily tax-free, state and municipal obligations as part of its asset/liability and interest rate risk management program in response to an increase in market interest rates in March. Proceeds from the sale were used for general liquidity purposes, which included deposit liability activity as well as the funding of loans and loans held for sale. Total deposits of $170,084,000 at June 30, 1997 represented an increase of $5.3 million or 3.2% from $164,779,000 at December 31, 1996.

At June 30, 1997, the Bank serviced approximately $24 million in sold fixed
rate mortgages.   In July, the Bank sold $544,000 to the Federal Home Loan
Mortgage Corporation ("Freddie Mac"), which generated a net gain of $12,000. Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

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

On April 11, 1997, the Bank entered into an agreement to acquire certain deposit liabilities and loan asset accounts of the Slippery Rock, Pennsylvania office of First Western Bank, F.S.B. in a transaction which will be recorded as a branch purchase. The Bank will assume deposit liabilities of approximately $4.4 million and acquire the land, building and equipment. The acquisition has received preliminary regulatory approval and is expected to be completed in August 1997. Management believes that the branch acquisition will benefit the Bank by further increasing its market share in the Slippery Rock community.

At June 30, 1997, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at June 30, 1997:

                                             Actual
                                       -----------------        Minimum
                                        Amount     Ratio         Ratio
                                       --------   ------        -------

  Tier 1 risk - based capital          $ 19,223    14.14%         4.00%

  Total risk - based capital             20,437    15.04          8.00

  Leverage capital                       19,223    10.17          3.00

As the above table illustrates, all regulatory capital requirements have been complied with at June 30, 1997. Management does not believe that the branch acquisition will have any significant impact upon these rations, which will continue to exceed all regulatory requirements.

LIQUIDITY
---------

The principal functions of the Bank's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. One measure that the Bank uses to monitor liquidity is the liquidity ratio which assesses the relationship between certain earning assets, customer deposits and short-term interest bearing liabilities. This ratio was 5.9% of total assets as of June 30, 1997 compared to 3.7% at December 31, 1996. The increase is due to higher balance levels in cash and balances held with correspondent banks and to an increase in investment securities that mature within one year from the report date relative to those positions at December 31, 1996. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the net loans to deposits ratio. The net loans (including loans held for sale) to deposits ratio was at 86.6% at June 30, 1997 as compared to 87.5% at December 31, 1996 and 90.8% at June 30, 1996. The decrease from June 1996 was brought about by deposit volume activity due to the Harrisville branch acquisition.

The Bank's liquidity plan allows for the use of long-term advances or short-term lines of credit with the Federal Home Loan Bank ("FHLB") as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk as well. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At June 30, 1997, the Company continued to have one such matched funding loan outstanding totaling $720,000.

The Company continues to also have short-term borrowing availability through FHLB which are of two types, "RepoPlus" advances and "Flexline." "RepoPlus" advances are short-term borrowings maturing within one year, bear a fixed rate of interest and are subject to prepayment penalty. "Flexline" advances also mature within one year and bear a variable rate of interest that reprices daily. There are no repayment penalties for these borrowings. There were no advances outstanding for either of these products at June 30, 1997.

In addition to borrowing from the FHLB as a source for liquidity, as mentioned earlier, the Company also continued activity in the secondary mortgage market. Specifically, the Company continues to sell fixed rate residential real estate mortgages to Freddie Mac. The sales to Freddie Mac not only provided an opportunity for the Bank to remain competitive in the market place, by allowing it to offer a fixed rate mortgage product, but also provides an additional source of liquidity. Loan sales on the secondary market also provides management an additional tool to use in managing interest rate risk exposure within the balance sheet.

The Statement of Cash Flows, for the six month period ended June 30, 1997, indicates an increase in cash and cash equivalents of $3.4 million. Funding
sources during the six month period ended June 30, 1997 included:   a net
increase in deposits of $5.3 million, proceeds from the sale of investment securities available for sale of $11.5 million and proceeds from the sale of fixed rate mortgages of $4.6 million. Uses of cash during the period included: a net increase in loans of $6.9 million, payments on short term borrowings of $9.0 million, purchases of available for sale securities of
$651,000 and the payment of cash dividends of $414,000.   Cash and cash
equivalents totaled $12.0 million at June 30, 1997.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS
-------------

The following schedule presents the non-performing assets for the last five quarters:

                                      Jun     Mar      Dec      Sept      Jun
                                     1997    1997      1996     1996     1996
                                   -------  -------  -------  -------  -------
                                               (dollars in thousands)
Non-performing and restructured loans

  Loans past due 90 days or more   $   184  $   112  $   177  $    20  $    16
  Non-accrual loans                  1,101    1,091      798      386       99
  Restructured loans                   104       96      597      797      803
                                   -------  -------  -------  -------  -------
    Total non-performing
      and restructured loans         1,389    1,299    1,572    1,203      918
                                   -------  -------  -------  -------  -------

Other non-performing assets

  Other real estate owned              169      179      221      136      135
  Repossessed assets                     5       15       24       30       14
                                   -------  -------  -------  -------  -------

    Total other non-performing
      assets                           174      194      245      166      149
                                   -------  -------  -------  -------  -------

    Total non-performing assets    $ 1,563  $ 1,493  $ 1,817  $ 1,369  $ 1,067
                                   =======  =======  =======  =======  =======


    Non-performing and
      restructured loans as a
      percentage of total loans(1)  0.94 %   0.91 %   1.11 %   0.89 %   0.70 %

    Non-performing assets and
      restructured loans as a
      percentage of total loans
      and other non-performing
      assets and restructured
      loans(1)                      1.05 %   1.04 %   1.28 %   1.01 %   0.81 %


    (1)  Excludes loans held for sale.

The allowance for loan losses at June 30, 1997, totaled $1,214,000 or 0.82% of total loans (including loans held for sale) as compared to $1,177,000 or 0.88% at December 31, 1996. Provisions for loan losses were $100,000 for both six month periods ended June 30, 1997 and 1996.

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

At June 30, 1997, the Company had impaired loans of $736,000 of which $639,000 were restructured. All of the loans were restructured in 1996 and were not complying with the restructured terms. The average investment in impaired loans during the period ended June 30, 1997 was $736,000. Impaired loans had a general loan loss reserve allocation of $110,000 at June 30, 1997. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. The impaired loans at June 30, 1997 continue to be comprised of the impaired and restructured loans that were reported at December 31, 1996, no additional accounts have been added to the impaired or restructured classifications during 1997.

Non-performing loans totaled $1.4 million at June 30, 1997, an increase of $100,000 from their level of $1.3 million at March 31, 1997. The increase is due to an increase in loans past due 90 days or more of $72,000 during the period. Non-performing loans as a percent of total loans were 0.94% at June 30, 1997 as compared to 0.91% at March 31, 1997 and 1.11% at December 31, 1996.

Other real estate owned at June 30, 1997 was $169,000, a decline of $51,000 from December 31, 1996. Management believes that the remaining parcels held in other real estate owned will sell within a reasonable time period. Management also believes none of the non-performing assets, including other real estate owned, at June 30, 1997, pose any significant risk to the operations, liquidity or capital position of the Company.


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
        (none)

Item 2. Changes in Securities
        (none)

Item 3. Defaults Upon Senior Securities
        (none)

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Slippery Rock Financial Corporation took place on April 15, 1997. The following three (3) matters were voted upon:

1) Election of the four (4) persons listed in CLASS II of the Proxy Statement dated March 21, 1997 whose terms expire in 2000.


                          CLASS II Directors:
                          Mr. Robert M. Greenberger
                          Mr. Paul M. Montgomery
                          Mr. William C. Sonntag
                          Mr. Norman P. Sundell

2) Approval of Employees Incentive Stock Option Plan

3) Approval of Non-Employee Directors Stock Option Plan

Continuing CLASS I directors whose terms expire in 1999 are:

                          Mr. John W. Conway
                          Mr. William D. Kingery
                          Mr. Charles C. Stoops, Jr.

Continuing CLASS III directors whose terms expire in 1998 are:

                          Mr. Grady W. Cooper
                          Mr. Robert E. Gregg
                          Mr. S. P. Snyder
                          Mr. Kenneth D. Wimer

The following table presents the results of the vote tabulation:


                                                    Votes           Votes
Issue             Description                        For           Against

  1     Election of CLASS II Directors

        Mr. Robert M. Greenberger                 1,052,145         27,833
        Mr. Paul M. Montgomery                    1,055,613         23,933
        Mr. William C. Sonntag                    1,055,605         23,933
        Mr. Norman P. Sundell                     1,055,173         24,365

  2     Employees Incentive Stock Option Plan     1,038,893         37,535

  3     Non-Employee Directors Stock Option Plan    984,910         63,308


Item 5. Other Information
        (none)

Item 6. Exhibits and Reports on Form 8-K
        (none)

                               SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Slippery Rock Financial Corporation
              (Registrant)


Date:   August 7, 1997         By: /s/ William C. Sonntag
        -----------------          ----------------------
                                   William C. Sonntag,
                                   President & CEO


Date:   August 7, 1997         By: /s/ Mark A. Volponi
        -----------------          ----------------------
                                   Mark A. Volponi,
                                   Treasurer