Form 10QSB
period 1997-09-30
SLIPPERY ROCK FINANCIAL CORP
filed 1997-11-13
CIK 884782

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from              to
                                     --------------  --------------

Commission file Number: 0-21720
                        -------

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

As of November 5, 1997, there were 1,378,124 shares outstanding of the issuer's class of common stock.

                      Slippery Rock Financial Corporation
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB







Part I  Financial Information                                         Page
                                                                      ----

        Item 1.  Financial Statements (unaudited)

                 Consolidated Balance Sheet, September 30, 1997         3

                 Consolidated Statements of Income
                 Three months ended September 30, 1997 and 1996
                 and Nine months ended September 30, 1997 and 1996      4

                 Consolidated Statement of Cash Flows
                 Nine months ended September 30, 1997 and 1996          5

                 Notes to Consolidated Financial Statements             6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          7


Part II Other Information                                              13

        Signatures                                                     14

               Slippery Rock Financial Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEET
                             (Unaudited - $ in 000)


                                                           September 30,
                                                               1997
                                                            -----------

ASSETS
  Cash and due from banks                                   $     8,320
  Interest-bearing deposits in other banks                          245
  Mortgage loans held for sale                                    1,559
  Federal funds sold                                              9,900
  Investment securities:
    Available for sale                                           14,534
    Held to maturity (market value $9,333)                        9,264
  Loans (net of unearned income of $4)                          152,716
  Less allowance for loan losses                                  1,233
                                                            -----------

        Net loans                                               151,483
  Premises and equipment                                          3,507
  Accrued interest and other assets                               4,576
                                                            -----------

        Total assets                                        $   203,388
                                                            ===========

LIABILITIES
  Deposits:
    Noninterest-bearing demand                              $    28,334
    Interest-bearing demand                                      23,592
    Savings                                                      18,938
    Money market                                                 24,246
    Time                                                         84,615
                                                            -----------

        Total deposits                                          179,725

Long-term debt                                                      748
Accrued interest and other liabilities                            1,118
                                                            -----------

        Total liabilities                                       181,591
                                                            -----------

STOCKHOLDERS' EQUITY
  Common stock (par value $0.25; authorized
    12,000,000 shares, 1,378,124 issued)                            345
  Surplus                                                        10,676
  Retained earnings                                              10,725
  Net unrealized gain on securities                                  51
                                                            -----------

        Total stockholders' equity                               21,797
                                                            -----------

        Total liabilities and stockholders' equity          $   203,388
                                                            ===========




See accompanying notes to the consolidated financial statements.

               Slippery Rock Financial Corporation and Subsidiary
                         CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited - $ in 000 except per share amounts)

                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                 September 30,
                                                  1997           1996           1997           1996
                                              -----------    -----------    -----------    -----------
INTEREST INCOME
  Loans, including fees                       $     3,382    $     3,056    $     9,847    $     8,893
  Interest-bearing deposits in other banks              2              3              7              8
  Federal funds sold                                  130             82            195            133
  Interest on investment securities:
    Taxable                                           174            152            528            429
    Exempt from federal income tax                    149            221            608            569
    Dividends                                          15             12             42             35
                                              -----------    -----------    -----------    -----------
        Total interest income                       3,852          3,526         11,227         10,067
                                              -----------    -----------    -----------    -----------
INTEREST EXPENSE
  Deposits                                          1,645          1,385          4,740          4,039
  Borrowed funds                                       12            104             65            152
                                              -----------    -----------    -----------    -----------
        Total interest expense                      1,657          1,489          4,805          4,191
                                              -----------    -----------    -----------    -----------
NET INTEREST INCOME                                 2,195          2,037          6,422          5,876
Provision for loan losses                              50             50            150            150
                                              -----------    -----------    -----------    -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                   2,145          1,987          6,272          5,726
                                              -----------    -----------    -----------    -----------

OTHER INCOME
  Service charges on deposit accounts                 156            121            403            368
  Trust department income                              36             12             68             34
  Net investment securities gain (losses)               -              -            (15)             -
  Net gain on sales of loans                           33             (6)            20            (22)
  Other income                                         95             86            263            239
                                              -----------    -----------    -----------    -----------
        Total other income                            320            213            739            619
                                              -----------    -----------    -----------    -----------
OTHER EXPENSE
  Salaries and employee benefits                      666            595          1,930          1,733
  Occupancy expense, net                               84             98            271            305
  Furniture and equipment expense                     158            152            475            441
  Data processing expense                              48             47            127            139
  FDIC Insurance                                        5              1             15              2
  Stationery, printing and supplies                    45             42            119            109
  Pennsylvania shares tax                              46             41            137            123
  Other                                               281            273            901            758
                                              -----------    -----------    -----------    -----------
        Total other expense                         1,333          1,249          3,975          3,610
                                              -----------    -----------    -----------    -----------

Income before income taxes                          1,132            951          3,036          2,735
Income tax expense                                    332            256            825            767
                                              -----------    -----------    -----------    -----------

NET INCOME                                    $       800    $       695    $     2,211    $     1,968
                                              ===========    ===========    ===========    ===========

PER SHARE DATA
    Average shares for the period               1,378,124      1,378,124      1,378,124      1,378,124
    Earnings per share                        $      0.58    $      0.50    $      1.60    $      1.43
    Dividends paid                            $      0.15    $         -    $      0.45    $      0.28

See accompanying notes to the consolidated financial statements.

              Slippery Rock Financial Corporation and Subsidiary
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited - $ in 000)


                                                       Nine Months Ended
                                                          September 30,
                                                       1997           1996
                                                   -----------    -----------
OPERATING ACTIVITIES
  Net income                                       $     2,211    $     1,968
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Provision for loan losses                              150            150
    Depreciation and amortization                          579            437
    Deferred taxes                                          76             23
    Origination of loans held for sale                  (6,659)        (3,663)
    Proceeds of sales of loans held for sale             6,416          3,246
    Loss (gain) on sale of loans                           (20)            22
    Loss on sale of investment securities                   15              -
    Decrease (increase) in accrued interest receivable     110           (242)
    Increase (decrease) in accrued interest payable        172            (10)
    Other, net                                               6           (285)
                                                   -----------    -----------

      Net cash provided by operating activities          3,056          1,646
                                                   -----------    -----------

INVESTING ACTIVITIES
  Decrease in interest-bearing deposits
    in other banks, net                                     99              -
  Investment securities available for sale:
    Proceeds from sales                                 11,522              -
    Repayments                                             728          2,493
    Purchases                                             (651)       (10,944)
  Investment securities held to maturity:
    Repayments                                           2,090          4,179
    Purchases                                             (324)        (1,730)
  Increase in loans, net                               (11,438)       (13,087)
  Purchase of premises and equipment                      (180)          (237)
  Net proceeds from branch acquisition                   3,220         17,456
  Other investing activities                               135              -
                                                   -----------    -----------

    Net cash provided by (used for)
      investing activities                               5,201         (1,870)
                                                   -----------    -----------

FINANCING ACTIVITIES
  Increase in deposits, net                             11,165         10,424
  Decrease in short term borrowings                     (9,000)        (1,300)
  Payments on borrowed funds                                (6)            (6)
  Cash dividends paid                                     (621)          (379)
                                                   -----------    -----------

    Net cash provided by financing activities            1,538          8,739
                                                   -----------    -----------

    Increase in cash and cash equivalents                9,795          8,515

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         8,670          7,047
                                                   -----------    -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD         $    18,465    $    15,562
                                                   ===========    ===========

Cash payments for interest                         $     4,633    $     4,201
Cash payments for income taxes                     $       633    $       710

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

NOTE 2 - PENDING ACCOUNTING STANDARDS

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Statement No. 128 will become effective for the Company beginning in 1998. This statement re-defines the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Statement No. 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No. 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement No. 128 also required the restatement of all prior-period EPS data presented. The Company will adopt Statement No. 128 on December 31, 1997 and based on current estimates, does not believe the effect of adoption will have a significant impact on the Company's financial position or results of operation.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1997 and 1996
----------------------------------------------------------------

Total interest income of $3,852,000 for the three month period ended
September 30, 1997 compared to $3,526,000 for the same three month period in 1996, an increase of $326,000 or 9.25%. The overall increase in total interest income is attributed to an increase in interest and fees on loans of $326,000. Interest and fees on loans increased during the period due to volume increases within the loan portfolio. Average net loans during the three month period ended September 30, 1997 was $149.0 million, an increase of $15.5 million or 11.7% from the $133.5 million reported for the same three month period ended September 30, 1996. The growth was spread among all major loan products without any marketing solicitations on management's part to attract lending activity. An increase in income from federal funds sold of $48,000 for the three month period ended September 30, 1997 was offset by net reductions in income from investment securities of $48,000. These items were also brought about by volume fluctuations within the investment portfolio and daily federal funds sold.

Total interest expense of $1.7 million for the three month period ended September 30, 1997 represented an increase from the $1.5 million reported for the three month period ended September 30, 1996. The increase is due to volume increases in interest bearing deposits. Average interest bearing deposits for the three month period ended September 30, 1997 were $148.3 million an increase of $17.0 million from the $131.3 million for the three month period ended September 30, 1996. Exclusive of the Harrisville branch acquisition, which occurred in August of 1996, total average interest bearing deposits increased $6.4 million or 5.25%.

Overall, quarterly average total deposits increased $20.3 million or 13.1% from a level of $155.3 million for the three month period ended September 30, 1996 to $175.6 million for the three month period ended September 30, 1997. Although averages for each of the various deposit products reflect net increases relative to September 30, 1996 quarterly averages, time certificates had the most significant growth with a net increase of $12.9 million or 18.5%.


Net interest income of $2,195,000 for the three months ended September 30, 1997 compared to $2,037,000 for the same three month period in 1996, an increase of $158,000 or 7.8%.

Total other income for the three month period ended September 30, 1997 of $320,000 compared to $213,000 for the three month period ended September 30, 1996, an increase of $107,000. The increase is derived from an increase in service charges on deposit accounts of $35,000 due to volume and price restructurings, an increase in trust fee income of $24,000 due to one-time fee assessments made during the three month period ended September 30, 1997 and to an increase in net gains recorded on loan sales of $39,000. Sales of fixed rate, residential mortgages to the Federal Home Loan Mortgage Corporation ("Freddie Mac") of $1.7 million during the three month period ended September 30, 1997 generated net gains of $33,000, while sales during the three month period ended September 30, 1996 generated net losses of $6,000.

Total other expense of $1,333,000 for the three months ended September 30, 1997 compared to $1,249,000 for the same three month period in 1996. This
represents an increase of $84,000.   An increase in salary and employee
benefits of $71,000, brought about by normal annual salary increases and to staff additions resulting from the Harrisville branch acquisition, was offset by a reduction in net occupancy expense of $14,000, which resulted from a reduction in depreciation expense, were the primary contributors to the overall increase in other expenses.

Net income for the three month period ended September 30, 1997 was $800,000, an increase of $105,000 from the $695,000 reported for the three month period
ended September 30, 1996.    Earnings per share for the three month period
ended September 30, 1997 were $0.58, an increase of $0.08 from $0.50 per share earned during the same three month period in 1996.

Comparison of the Nine Months Ended September 30, 1997 and 1996
---------------------------------------------------------------

Total interest income of $11,227,000 for the nine month period ended
September 30, 1997 compared to $10,067,000 for the same nine month period in 1996, an increase of $1,160,000 or 11.5%. The overall increase in total interest income is attributed to an increase in interest and fees on loans of $954,000, an increase in income on investment securities of $145,000 and an increase in interest on federal funds sold of $62,000. As in the three month comparison, the increases in each of these areas are principally brought about by average volume increases. Average total net loans for the nine month period September 30, 1997 of $145.9 million represents an increase of $17.5 million from the $128.4 million reported for the nine month period ended
September 30, 1996.   Average total investments at September 30, 1997 were
$29.0 million, a net increase of $3.0 million from $26.0 million at September 30, 1996. Average daily federal funds sold of $4.9 million for the nine month period ended September 30, 1997 represented an increase of $1.4 million from the $3.5 million reported for the nine month period ended September 30, 1996.

Total interest expense of $4,805,000 for the nine month period ended September 30, 1997 represents an increase of $614,000 from the $4,191,000 reported for the same nine month period in 1996. The increase in interest expense is attributed to deposit growth and to the volume increases brought about by the Harrisville branch acquisition. Average interest bearing deposits for the nine months ended September 30, 1997 were $145.8 million, an increase of $21.7 million from $124.1 million for the nine months ended September 30, 1996. As in the three month comparison, average total time certificates of deposit had the most significant increase during the period with growth of $12.5 million.

Total other income of $739,000 for the nine months ended September 30, 1997 compared to $619,000 for the same nine month period in 1996, an increase of $120,000. Increases in service charges on deposit accounts of $35,000, an increase of $34,000 in trust department income and an increase in net gains recorded on loan sales of $42,000 were brought about by those items previously discussed in the three month comparison.

Total other expense of $3,975,000 for the nine month period ended
September 30, 1997 represented an increase of $365,000 from the $3,610,000 reported for the same nine month period in 1996. The primary contributors to that increase were an increase in salary and wage expense of $197,000 and to an increase in other expense of $143,000. The increase in salary and wages was due to normal annual increases in salary and to staff additions resulting from the Harrisville branch acquisition. The increase in other expense is attributed to an increase in amortization expense of $134,000 which represents increased amortization of the intangible asset also resulting from the Harrisville branch acquisition.

Net income for the nine month period ended September 30, 1997 of $2,211,000 or $1.60 per share compared to $1,968,000 or $1.43 per share for the same nine month period ended September 30, 1996. This represented an increase of $243,000 or $0.17 per share.

Financial Condition
-------------------

Total assets at September 30, 1997 were $203,388,000, an increase of $7,674,000 or 3.9% from December 31, 1996. An increase in net loans of $11.3 million or 8.12%, and an increase in federal funds sold of $9.9 million were offset by net reductions of investment securities available for sale of $11.7 million, which resulted from investment sales in March and April of 1997, and net payback of investment securities of $1.8 million.

Total deposits of $179,725,000 at September 30, 1997 represented an increase of $14.9 million or 9.1% from $164,779,000 at December 31, 1996. While all deposit products increased relative to their position at December 31, 1996, time deposits had the most significant increase with growth of $7.5 million or 9.7% during the period. Non-interest checking followed with a net increase of $3.6 million or 14.5% and interest bearing checking had a net increase of $2.9 million or 14.0%.

On August 18, 1997, the Bank acquired the Slippery Rock office of First Western Bank, F.S.B. in a transaction which was recorded as a branch purchase. The Bank acquired $3.8 million in deposit liabilities and approximately $151,000 in loan receivables. In addition, the Bank acquired the land, building and certain equipment. The branch facility was closed and the deposit and loan accounts were absorbed into the Bank's main office location which is located less than a block away from the acquired branch. The balance sheet at September 30, 1997 includes those items pertaining to the branch acquisition including the intangible asset reflecting the premium paid. The identifiable portion of the premium is being amortized over a seven year period, while the goodwill portion acquired is being amortized over a fifteen year period.

At September 30, 1997, the Bank serviced approximately $24.7 million in sold
fixed rate mortgages.   In 1997, the Bank sold $6.4 million to the Federal
Home Loan Mortgage Corporation ("Freddie Mac"), which generated net gains of $20,000. The Bank does anticipate the sale of an additional $1.5 million during the fourth quarter of 1997.

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

At September 30, 1997, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at September 30, 1997:

                                            Actual              Minimum
                                      Amount        Ratio        Ratio
                                   -----------     -------      --------

   Tier 1 risk-based capital       $    19,543     13.89 %        4.00 %

   Total risk-based capital             20,776     14.76          8.00

   Leverage capital                     20,776      9.93          3.00

As the above table illustrates, all regulatory capital requirements have been complied with at September 30, 1997.

LIQUIDITY
---------

The principal functions of the Bank's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. One measure that the Bank uses to monitor liquidity is the liquidity ratio which assesses the relationship between certain earning assets, customer deposits and short-term interest bearing liabilities. This ratio was 9.4% of total assets as of September 30, 1997 compared to 3.7% at December 31, 1996. The increase is due principally to an increase in daily federal funds sold of $9.9 million. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the net loans to deposits ratio.
The net loans (including loans held for sale) to deposits ratio was at 85.1% at September 30, 1997, as compared to 87.5% at December 31, 1996 and 79.9% at September 30, 1996. The increase from September 1996 was due to an increase in net loans which was funded by the branch acquisition during the third quarter of 1996.

The Bank's liquidity plan allows for the use of long-term advances or short-term lines of credit with the Federal Home Loan Bank ("FHLB") as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk as well. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At September 30, 1997, the Company continued to have one such matched funding loan outstanding totaling $720,000.

The Company continues to also have short-term borrowing availability through FHLB which are of two types, "RepoPlus" advances and "Flexline". "RepoPlus" advances are short-term borrowings maturing within one year, bear a fixed rate of interest and are subject to prepayment penalty. "Flexline" advances also mature within one year and bear a variable rate of interest that reprices daily. There are no repayment penalties for these borrowings. There were no advances outstanding for either of these products at September 30, 1997.

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

The Statement of Cash Flows, for the nine month period ended September 30, 1997, indicates an increase in cash and cash equivalents of $9,795,000. Funding sources during the nine month period ended September 30, 1997 included: a net increase in deposits of $11.2 million, proceeds from the sale of investment securities available for sale of $11.5 million, proceeds from the sale of fixed rate mortgages of $6.4 million and maturities and payback of investments held to maturity of $2.1 million. In addition, net proceeds from the purchase of the Slippery Rock office of First Western Bank, F.S.B provided $3.2 million. Uses of cash during the period included: a net increase in loans of $11.4 million, payments on short term borrowings of $9.0 million, and the origination of loans held for sale of $6.7 million. Cash dividends paid through the period ended September 30, 1997 totaled $621,000. Cash and cash equivalents at September 30, 1997 totaled $18.5 million.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS
-------------

The following schedule presents the non-performing assets for the last five quarters:

                                       Sept        Jun         Mar         Dec         Sept
                                       1997        1997        1997        1996        1996
                                    ---------   ---------   ---------   ---------   ---------
                                                     (dollars in thousands)

Non-performing and restructured loans

  Loans past due 90 days or more    $       8   $     184   $     112   $     177   $      20
  Non-accrual loans                     1,288       1,101       1,091         798         386
  Restructured loans                        -         104          96         597         797
                                    ---------   ---------   ---------   ---------   ---------

    Total non-performing
      and restructured loans            1,296       1,389       1,299       1,572       1,203
                                    ---------   ---------   ---------   ---------   ---------

Other non-performing assets

  Other real estate owned                  20         169         179         221         136
  Repossessed assets                       31           5          15          24          30
                                    ---------   ---------   ---------   ---------   ---------

    Total other non-performing
      asets                                51         174         194         245         166
                                    ---------   ---------   ---------   ---------   ---------

    Total non-performing assets     $   1,347   $   1,563   $   1,493   $   1,817   $   1,369
                                    =========   =========   =========   =========   =========


   Non-performing and restructured loans
   as a percentage of total loans(1)     0.85%       0.94%       0.91%       1.11%       0.89%

   Non-performing assets and
   restructured loans as a
   percentage of total loans
   and other non-performing
   assets and restructured loans(1)     0.88%       1.05%       1.04%       1.28%       1.01%

[FN]

(1) Excludes loans held for sale.

The allowance for loan losses at September 30, 1997, totaled $1,233,000 or 0.80% of total loans (including loans held for sale) as compared to $1,177,000 or 0.88% at December 31, 1996. Provisions for loan losses were $150,000 for both nine month periods ended September 30, 1997 and 1996.

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

At September 30, 1997, the Company continued to have impaired loans of $736,000 of which $639,000 were restructured. All of the loans were restructured in 1996 and, at September 30, 1997, were not complying with the restructured terms. All of the impaired and restructured loans were also
classified as non-accrual at September 30, 1997.   The average investment in
impaired loans during the period ended September 30, 1997 was $736,000. Impaired loans had a general loan loss reserve allocation of $110,000. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. The impaired loans at September 30, 1997 continued to be comprised of the impaired and restructured loans that were reported at December 31, 1996, no additional accounts have been added to the impaired or restructured classifications during 1997.

Non-performing loans totaled $1.3 million at September 30, 1997, a decrease of $100,000 from their level of $1.4 million at June 30, 1997. The decrease is due to a decrease in loans past due 90 days or more of $176,000 during the period. Nonperforming loans as a percent of total loans were 0.85% at September 30, 1997 as compared to 0.94% at June 30, 1997 and 1.11% at
December 31, 1996.

Other real estate owned at September 30, 1997 was $20,000, a decline of $149,000 from June 30, 1997. The decline resulted from the disposition of several pieces of property during the quarter. There were no additions to other real estate owned during the three month period ended September 30, 1997. The remaining value reflects two land parcels that management anticipates will sell during the fourth quarter of 1997. Management believes none of the non-performing assets, including other real estate owned, at September 30, 1997, pose any significant risk to the operations, liquidity or capital position of the Company.

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


Slippery Rock Financial Corporation
          (Registrant)


Date: November 7, 1997               By: /s/ William C. Sonntag
                                         ------------------------
                                         William C. Sonntag
                                         President & CEO


Date: November 7, 1997               By: /s/ Mark A. Volponi
                                         ------------------------
                                         Mark A. Volponi
                                         Treasurer