Form 10KSB
period 1997-12-31
SLIPPERY ROCK FINANCIAL CORP
filed 1998-03-31
CIK 884782

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from           to           .
                              -----------  -----------

Commission file Number: 0-21720

                     SLIPPERY ROCK FINANCIAL CORPORATION
               (Name of small business issuer in its charter)

PENNSYLVANIA                                                       25-1674381
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                         Identification Number)

100 South Main Street
Slippery Rock, Pennsylvania                                        16057-1245
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code: (724) 794-2210

Securities registered pursuant to Section 12(b) of the Act:  Not Applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.25 per share.

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes [X]   No [ ]

Check if there is no disclosure of delinquent filer in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for the year ended December 31, 1997 are $16,205,893.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price as of March 1, 1998, is $32,659,153.

The number of shares outstanding of the issuer's Common Stock, as of March 1, 1998, was 1,379,424 shares of Common Stock, par value $0.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part I     Annual Report to Shareholders for Fiscal year Ended December 31,
           1997

Part III Proxy statement for the 1997 Annual Meeting of shareholders to be held April 21, 1998

            Page 1 of 45 Pages with Exhibits
            Page 1 of 10 Pages without Exhibits
            Exhibit Index on Page 10

SLIPPERY ROCK FINANCIAL CORPORATION
FORM 10-KSB

Index

Part I
                                                                         Page
                                                                         ----

Item 1.   Description of the Business                                    4-5

Item 2.   Description of Property                                         5

Item 3.   Legal Proceedings                                               5

Item 4.   Submission of Matters to a Vote of Security Holders             5


Part II

Item 5.   Market for Common Equity and Related Stockholder Matters        6

Item 6.   Management's Discussion and Analysis or Plan of Operation       6

Item 7.   Financial Statements                                            6

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                        6

Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act               6

Item 10.  Executive Compensation                                          6

Item 11.  Security Ownership of Certain Beneficial Owners and Management  6

Item 12.  Certain Relationships and Related Transactions                  6

Item 13.  Exhibits and Reports on Form 8-K                                7


Signatures                                                               8-9

Index to Exhibits                                                        10

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

The Bank has two offices located in Slippery Rock, Pennsylvania and one each in the communities of Prospect, Portersville, Grove City, and Harrisville, Pennsylvania. In addition to its retail locations, the Bank has an operations center located in Slippery Rock Township.

Supervision and Regulation
--------------------------

The Company is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") as a "small business" filer as defined under Item 10 of Regulation S-B and accordingly, has elected to make its SEC filings under the disclosure requirements afforded to small business companies.

Slippery Rock Financial Corporation is also subject to the provisions of the Bank Holding Company Act of 1956, as amended ("Bank Holding Company Act") and
                                  ----------
to the supervision of the Federal Reserve Board. The Bank Holding Company Act requires Slippery Rock Financial Corporation to receive prior approval of the Federal Reserve Board before it owns or controls more than 5% of the voting shares of any financial institution.

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

History and Business - Bank
---------------------------

The Bank's headquarters are located at 100 South Main Street, Slippery Rock, Pennsylvania 16057. The Bank had total assets, liabilities and total equity of $207,148,000, $184,972,000 and $22,175,000 respectively at December 31,
1997.

The Bank is a full service financial institution, whose products and services include the accepting of time and demand deposits, and the origination of secured and unsecured commercial, mortgage and consumer loans. In addition to these services, the Bank also has a full service trust department. The Bank's business is not seasonal in nature.

At December 31, 1997, the Bank had 80 full-time employees and 24 part-time employees.

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

Item 2. Description of Property

The Bank has a drive through branch facility in addition to the Main banking facility in Slippery Rock, Pennsylvania, as well as one full service branch facility each in the communities of Prospect, Portersville, Harrisville, and Grove City, Pennsylvania. The Bank also has an operations center located in Slippery Rock Township. While the Bank owns all of its facilities, it is subject to a real estate mortgage obligation at its Prospect, Pennsylvania location. The details of which can be found in note 9 of the notes to financial statements on page 12 of the Company's 1997 annual report.

In addition, on September 4, 1997, the Bank acquired certain assets and deposit liabilities of the Slippery Rock, Pennsylvania office of First Western Bank, F.S.B. The transaction was accounted for as a purchase. The Bank assumed the deposit liabilities of the office and acquired premises and equipment. The purchased branch was subsequently closed with all assets and liabilities being combined with the Bank's Main Street branch.

The Company currently has plans to sell the existing drive through facility in Slippery Rock and constructing a new full service facility across the street from the existing branch. Management felt that increased volume at the aging facility in conjunction with a general remodeling and expansion project within the shopping plaza in which the facility is located, provided an opportunity for the move. Although still in the design phase, management does not anticipate the cost of the project to have any significant impact upon future earnings, capital or liquidity of the Company.

Slippery Rock Financial Corporation's headquarters are located at the Bank's Main office facility at 100 South Main Street, Slippery Rock, Pennsylvania, 16057. The Company pays no rent or other form of consideration for the use of the facility as its corporate headquarters.

Item 3. Legal Proceedings

(Not Applicable)

Item 4. Submission of Matters to a Vote of Security Holders

(Not Applicable)

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The information required by this Item pertaining to Market for Common Equity and Related Stockholder Matters is included in the Company's 1997 Annual report on page 30, and is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

The information required by this Item pertaining to Management's Discussion and Analysis of Operating Results and Financial Condition is included in the Company's 1997 Annual report on pages 20 through 30, and is incorporated herein by reference.

Item 7. Financial Statements

The Company's consolidated financial statements and notes thereto contained in the 1997 Annual Report are filed as Exhibit 13 hereto and are incorporated in their entirety by reference under this item.

                                                                Annual Report
                                                                     Page

       Consolidated Balance Sheet                                      3

       Consolidated Statement of Income                                4

       Consolidated Statement of Changes in Stockholders equity         5

       Consolidated Statement of Cash Flows                            6

       Notes to Consolidated Financial Statements                     7-18


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(Not Applicable)

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item pertaining to directors of the Company is included in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders on pages 1 through 3 and page 8 and is incorporated herein by reference.

Item 10. Executive Compensation

The information required by this Item is included in the 1998 Proxy Statement in the Executive Compensation section on pages 6 and 7, and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is included in the 1998 Proxy Statement in the Voting Securities section on pages 1 through 5, and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

The information required by this Item is included in the 1998 Proxy Statement in the Transactions with Management section on page 8, and is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a) The following table presents those exhibits required by Item 601 of Regulation S-B

Slippery Rock Financial Corporation
Form 10-KSB Exhibit List

   (a)Exhibits required by Item 601 of Regulation S - B:

Exhibit Number
--------------

 2       N/A

3(i) Articles of Incorporation filed on March 6, 1992 as Exhibit 3(i) to Registration Statement on Form S-4 (No. 33-46164) and incorporated herein by reference.

3(ii) By-laws filed on March 6, 1992 as Exhibit 3(ii) to Registration Statement on Form S-4 (No. 33-46164) and incorporated herein by reference.

 4       N/A

 9       N/A

10       N/A

11       N/A

13 Annual Report to Shareholders for Fiscal Year Ended December 31, 1997 filed with the Commission on March 31, 1998 and incorporated herein by reference.

16       N/A

18       N/A

21       List of subsidiaries

22       N/A

23       N/A

24       N/A

27       Financial Data Schedule

28       N/A

99.1 Notice of Annual Meeting, Proxy Statement and form of Proxy for Annual Meeting of Shareholders to be held on April 21, 1998 filed with the Commission on March 31, 1998 and incorporated herein by reference.

99.2     Accountant's Opinion

   (b)Reports on Form 8-K
      None

SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Slippery Rock Financial Corporation



By /s/ William C. Sonntag
  -------------------------------
   William C. Sonntag
   President & CEO
Date:  March 17, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Mark A. Volponi
  -------------------------------
   Mark A. Volponi
   Treasurer
Date:  March 17, 1998


By /s/ Eleanor L. Cress
  -------------------------------
   Eleanor L. Cress
   Secretary
Date:  March 17, 1998

By /s/ John W. Conway
  -------------------------------
   John W. Conway
   Director
Date:  March 17, 1998

By /s/ Grady W. Cooper
  -------------------------------
   Grady W. Cooper
   Director
Date:  March 17, 1998

By /s/ Robert M. Greenberger
  -------------------------------
   Robert M. Greenberger
   Director
Date:  March 17, 1998

By /s/ Robert E. Gregg
  -------------------------------
   Robert E. Gregg
   Director
Date:  March 17, 1998

By /s/ William D. Kingery
  -------------------------------
   William D. Kingery
   Director
Date:  March 17, 1998

By /s/ Paul M. Montgomery
  -------------------------------
   Paul M. Montgomery
   Director
Date:  March 17, 1998

By /s/ S. P. Snyder
  -------------------------------
   S. P. Snyder
   Director
Date:  March 17, 1998

By /s/ William C. Sonntag
  -------------------------------
   William C. Sonntag
   Director
Date:  March 17, 1998

By /s/ Norman P. Sundell
  -------------------------------
   Norman P. Sundell
   Director
Date:  March 17, 1998

By /s/ Kenneth D. Wimer
  -------------------------------
   Kenneth D. Wimer
   Director
Date:  March 17, 1998

                               Index to Exhibits


Item Number                     Description
-----------     ---------------------------------------------

    13          Annual Report of Shareholders

    21          List of Subsidiaries

    27          Financial Data Schedule

   99.2         Report of Independent Auditors