Form 10QSB
period 1998-03-31
SLIPPERY ROCK FINANCIAL CORP
filed 1998-05-15
CIK 884782

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

               For the quarterly period ended   March 31, 1998
                                                --------------
                                   OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ------------- to -------------

Commission file Number:  0-21720
                          -------

                     SLIPPERY ROCK FINANCIAL CORPORATION
      (Exact Name of small business issuer as specified in its charter)

   PENNSYLVANIA                                         25 - 1674381
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification Number)

   100 South Main Street
   Slippery Rock, Pennsylvania                          16057-1245
   (Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code: (724) 794-2210

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X NO
                                                                  ----   ----

As of April 30, 1998, there were 1,379,424 shares outstanding of the issuer's class of common stock.

                     Slippery Rock Financial Corporation
                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB






Part I  Financial Information                                          Page

        Item 1.  Financial Statements (unaudited)

                 Consolidated Balance Sheet, March 31, 1998             3

                 Consolidated Statements of Income
                 Three months ended March 31, 1998 and 1997             4

                 Consolidated Statements of Changes in
                 Stockholders' Equity
                 Three months ended March 31, 1998                      5

                 Consolidated Statement of Cash Flows
                 Three months ended March 31, 1998 and 1997             6

                 Notes to Consolidated Financial Statements             7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          8

Part II Other Information                                              13

        Signatures                                                     14

            Slippery Rock Financial Corporation and Subsidiary
                        CONSOLIDATED BALANCE SHEET
                          (Unaudited - $ in 000)


                                                                   March 31,
                                                                     1998
                                                                 -----------
ASSETS
  Cash and due from banks                                        $     8,883
  Interest-bearing deposits in other banks                                58
  Federal funds sold                                                  10,300
  Mortgage loans held for sale                                         1,449
  Investment securities:
    Available for sale                                                17,041
    Held to maturity (market value $6,310)                             6,234
  Loans (net of unearned income of $1)                               159,318
  Less allowance for loan losses                                       1,348
                                                                 -----------

         Net loans                                                   157,970
  Premises and equipment                                               3,658
  Accrued interest and other assets                                    4,721
                                                                 -----------

         Total assets                                            $   210,314
                                                                 ===========

LIABILITIES
  Deposits:
    Noninterest-bearing demand                                   $    28,456
    Interest-bearing demand                                           23,427
    Savings                                                           20,560
    Money market                                                      24,365
    Time                                                              88,551
                                                                 -----------

         Total deposits                                              185,359

  Long-term debt                                                         550
  Accrued interest and other liabilities                               1,694
                                                                 -----------

         Total liabilities                                           187,603
                                                                 -----------

STOCKHOLDERS' EQUITY
  Common stock (par value $0.25; authorized
    12,000,000 shares, 1,379,424 issued)                                 345
  Surplus                                                             10,714
  Retained earnings                                                   11,606
  Net unrealized gain on securities                                       46
                                                                 -----------

         Total stockholders' equity                                   22,711
                                                                 -----------

         Total liabilities and                                   $   210,314
           stockholders' equity                                  ===========



See accompanying notes to the consolidated financial statements.

            Slippery Rock Financial Corporation and Subsidiary
                     CONSOLIDATED STATEMENT OF INCOME
             (Unaudited - $ in 000 except per share amounts)

                                                         Three Months Ended
                                                               March 31,
                                                          1998        1997
                                                     -----------  -----------
INTEREST INCOME
  Loans, including fees                              $     3,538  $     3,189
  Interest-bearing deposits in other banks                     -            3
  Federal funds sold                                         193           21
  Interest on investment securities:
     Taxable                                                 155          178
     Exempt from federal income tax                          123          289
     Dividends                                                14           12
                                                     -----------  -----------
         Total interest income                             4,023        3,692
                                                     -----------  -----------
INTEREST EXPENSE
  Deposits                                                 1,762        1,555
  Borrowed funds                                              11           41
                                                     -----------  -----------
         Total interest expense                            1,773        1,596
                                                     -----------  -----------
NET INTEREST INCOME                                        2,250        2,096
Provision for loan losses                                     69           50
                                                     -----------  -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                          2,181        2,046
                                                     -----------  -----------

OTHER INCOME
  Service charges on deposit accounts                        147          120
  Trust department income                                     14           11
  Net gain on sales of loans                                  51           14
  Net loss on sale of investments                              -          (28)
  Other income                                               119           78
                                                     -----------  -----------
         Total other income                                  331          195
                                                     -----------  -----------
OTHER EXPENSE
  Salaries and employee benefits                             724          647
  Occupancy expense, net                                      80          100
  Furniture and equipment expense                            165          159
  Data processing expense                                     53           38
  Stationery, printing and supplies                           32           29
  Pennsylvania shares tax                                     51           46
  Other                                                      326          282
                                                     -----------  -----------
         Total other expense                               1,431        1,301
                                                     -----------  -----------

Income before income taxes                                 1,081          940
  Income tax expense                                         320          226
                                                     -----------  -----------

NET INCOME                                           $       761  $       714
                                                     ===========  ===========

PER SHARE DATA
     Average shares for the period                     1,379,396    1,378,124
     Earnings per share:
        Basic                                        $      0.55  $      0.52
        Diluted                                             0.55         0.52
     Dividends paid                                         0.15         0.15

See accompanying notes to the consolidated financial statements.

                                                 Slippery Rock Financial Corporation and Subsidiary
                                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                               (Unaudited - $ in 000)


                                                                                   Net Unrealized
                                                                                     Gain/(Loss)
                                                Common      Capital     Retained   on Available for                   Comprehensive
                                                 Stock      Surplus     Earnings   Sale Securities           Total        Income
                                              --------   ----------   ----------   ----------------     ----------    -------------

Balance, December 31, 1997                         345       10,711       11,052                 67         22,175                0

Net income                                                                   761                               761              761
Net unrealized loss on securities                                                               (21)           (21)             (21)
Stock options exercised                                           3                                              3
Cash dividends ($0.15 per share) 3/28/98                                    (207)                             (207)
                                              --------   ----------   ----------   ----------------     ----------    -------------
Balance, March 31, 1998                            345       10,714       11,606                 46         22,711              740
                                              ========   ==========   ==========   ================     ==========    =============












See accompanying notes to the consolidated financial statements.

            Slippery Rock Financial Corporation and Subsidiary
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited - $ in 000)

                                                         Three Months Ended
                                                              March 31,
                                                          1998         1997
                                                     -----------  -----------
OPERATING ACTIVITIES
  Net income                                         $       761  $       714
  Adjustments to reconcile net
     income to net cash provided by
     operating activities:
     Provision for loan losses                                69           50
     Depreciation and amortization                           184          197
     Deferred taxes                                           (3)          53
     Origination of loans held for sale                   (4,663)      (3,143)
     Proceeds of sales of loans held for sale              4,163        1,356
     Gain on sale of loans                                   (51)         (14)
     Loss on sale of investment securities                     -           27
     Decrease in accrued interest receivable                  21           33
     Increase in accrued interest payable                     12           30
     Other, net                                              301           54
                                                     -----------  -----------

       Net cash provided by (used for)
        operating activities                                 794         (643)
                                                     -----------  -----------

INVESTING ACTIVITIES
  Investment securities available for sale:
     Sales                                                     -        5,366
     Repayments                                            1,848          376
     Purchases                                            (5,844)        (651)
  Investment securities held to maturity:
     Repayments                                              717          423
     Purchases                                                 -         (224)
     Increase in loans, net                               (1,837)      (1,972)
     Purchase of premises and equipment                     (134)         (19)
     Other investing activities                              (48)          41
                                                     -----------  -----------

       Net cash provided by (used for)
        investing activities                              (5,298)       3,340

FINANCING ACTIVITIES
  Increase in deposits, net                                4,134        7,057
     Payments on short term borrowings                    (2,000)      (9,000)
     Payments on borrowed funds                               (2)          (2)
     Proceeds from stock options exercised                     3            -
     Cash dividends paid                                    (207)        (207)
                                                     -----------  -----------

       Net cash provided by (used for)
        financing activities                               1,928       (2,152)
                                                     -----------  -----------

       Increase (decrease) in cash and cash
        equivalents                                       (2,576)         545

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          21,817        8,670
                                                     -----------  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    19,241  $     9,215
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

NOTE 2 - EARNINGS PER SHARE

There are no convertible securities which would affect the net income required to be used in calculating basic and diluted earnings per share, as such, net income as presented on the consolidated statement of income is used for computation purposes.

The average shares outstanding for both basic and diluted earnings per share are 1,379,396 at March 31, 1998 and 1,378,124 at March 31, 1997.

NOTE 3 - COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." In adopting statement No. 130, the Company is required to present comprehensive income and its components in a full set of general purpose financial statements. The Company has elected to report the effects of statement No. 130 as part of the statement of stockholders' equity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1998 and 1997
------------------------------------------------------------

Total interest income of $4,023,000 for the three month period ended March 31, 1998 compares to $3,692,000 for the same period in 1997, an increase of $331,000 or 8.97%. The overall increase in total interest income is attributed to an increase in interest and fees on loans of $349,000 and to an increase in interest income on federal funds sold of $172,000. The increase in interest and fees on loans is due primarily to increased volume in the loan portfolio. Total net loans at March 31, 1998 were $157,970,000, an increase of $16 million or 11.3% from $141,898,000 at March 31, 1997. The increase in interest income from federal funds sold was due to volume increases. Federal funds sold at March 31, 1998 were $10.3 million, an increase of $9.6 million from $700,000 at March 31, 1997. These items were funded by deposit growth, which also included approximately $3.7 million in deposits which were acquired during the third quarter of 1997 as a result of the First Western Bank, F.S.B. Slippery Rock office acquisition.

Total interest expense of $1,773,000 for the three month period ending March 31, 1998 represents an increase of $177,000 from the $1,596,000 reported for the same three month period in 1997. The increase in interest expense is due to increases in volume. Overall, total deposits increased $13.5 million or 7.9% from a level of $171,836,000 at March 31, 1997 to $185,360,000 at March
31, 1998. The branch acquisition, referred to above, represents approximately $3.7 million of the overall growth. Time certificates had the largest increase with growth of $6.6 million or 8.07%, noninterest-bearing demand follows with growth of $2.8 million or 11.3%. The Bank's cost of funds at March 31, 1998 was 4.47%, up from a level of 4.35% at March 31, 1997.

Net interest income of $2,250,000 for the three months ended March 31, 1998 compares to $2,096,000 for the same three month period in 1997, an increase of $154,000 or 7.35%.

Total other income for the three month period ended March 31, 1998 of $331,000 compares to $195,000 for the three month period ended March 31, 1997, an increase of $136,000. The increase is due to an increase in service charges on deposit accounts of $27,000 due to price restructurings implemented during the second quarter of 1997, an increase in gains recorded on security sales of $28,000 and an increase in gains recorded on the sale of loans held for sale of $37,000. In the first quarter of 1997, as part of the Bank's asset/liability management program, the Bank sold approximately $5.3 million of investments available for sale. The sale resulted in a net loss of $28,000. There were no such sales during the first quarter of 1998. Sales of $4.1 million of fixed rate, 1-4 family residential mortgages, during the three month period ended March 31, 1998 resulted in gains of $51,000. Loan sales for the three month period ended March 31, 1997 were $1.3 million with a net gain of $14,000.

Total other expense of $1,431,000 for the three months ended March 31, 1998 compares to $1,301,000 for the same three month period in 1997. This
represents an increase of $130,000 or 9.9%.   Net increases in salaries and
employee benefits expense of $77,000 and other miscellaneous expenses of $43,000 were the major contributors to the overall net increase. The increase in salary and employee benefits is attributed to normal annual salary increases and to staff additions in the loan processing and trust areas as a result of growth within those departments. The increase in other miscellaneous expense were brought about by those items that are generally thought to be normal and recurring in nature. Net income for the three month period ended March 31, 1998 was $761,000, an increase of $47,000 from the $714,000 reported at March 31, 1997. Diluted earnings per share for the three month period ended March 31, 1998 were $0.55, an increase of $0.03 from $0.52 per share earned during the same three month period in 1997.

Financial Condition
-------------------

Total assets increased $3.1 million or 1.5% from December 31, 1997.   Net
increases in available for sale securities of $4.0 million, which resulted from net purchases of U.S. Government Agency securities; an increase in loans of $1.8 million and an increase in daily federal funds of $1.5 million were funded by a reduction in cash and due from banks of $4.1 million and an increase in deposits.

Total deposits of $185,359,000 at March 31, 1998 represents an increase of
$4.1 million or 2.3% from $181,225,000 at December 31, 1997.   All deposit
products had net increases during the period except time deposits. Time deposits at March 31, 1998 were $88.6 million, a decrease of $1.8 million from $90.3 million at December 31, 1997. The reduction is due primarily to a net reduction in time certificates greater than $100,000 which declined during the period.

Repayments of short-term borrowings of $2.0 million during the period ended March 31, 1998, represented repayment of "Repo Plus" advances from the Federal Home Loan Bank ("FHLB"). These short-term advances taken in December 1997 for general liquidity purposes were subsequently paid in January 1998. There were no such borrowings outstanding at March 31, 1998.

At March 31, 1998, the Bank serviced approximately $29.6 million in sold fixed rate mortgages. Sales of fixed rate mortgages to "Freddie Mac" totaled $4.1 million during the quarter with a net gain of $51,000. Although the Bank does anticipate the sale of an additional $1.5 million during the second quarter of 1998, it had no unfunded commitments to sell at March 31, 1998. Management does anticipate future sales of fixed rate mortgages; however, the extent to which the Bank participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Bank and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow the loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

At March 31, 1998, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at March 31, 1998:

                                  Actual
                             -------------------      Minimum        Well
                              Amount      Ratio        Ratio     Capitalized
                             --------    -------      -------   ------------

Tier 1 risk-based capital   $ 20,575      14.02%       4.00%        6.00%

Total risk-based capital      21,923      14.94        8.00        10.00

Leverage capital              20,575       9.86        3.00         5.00

As the above table illustrates, the Company exceeds both the minimum and "well capitalized" regulatory capital requirements at March 31, 1998. Management does not anticipate any future activity that would have a negative impact on any of these ratios. Also, management is not aware of any current recommendations by the regulatory agencies that will have a material effect on future earnings, liquidity or capital of the Company.

LIQUIDITY

The principal functions of the Bank's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. One measure that the Bank uses to monitor liquidity is the liquidity ratio which assesses the relationship between certain earning assets, customer deposits and short-term interest bearing liabilities. This ratio was 7.8% of total assets at March 31, 1998, an increase of 4.1% from 3.7% at March 31, 1997. The increase is due to an increase in daily federal funds sold, which increased $9.6 million. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the net loans to deposits ratio.
The net loans (including loans held for sale) to deposits ratio was at 85.9% at March 31, 1998, as compared to 84.3% at March 31, 1997. The increase is due principally to the increase in loans during the period. The Bank's liquidity plan allows for the use of long-term advances or short-term lines of credit with the FHLB as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk as well. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At March 31, 1998, the Company continued to have one such matched funding loan outstanding totaling $527,000.

The Company continues to also have short-term borrowing availability through FHLB which are of two types, "RepoPlus" advances and "Flexline". "RepoPlus" advances are short-term borrowings maturing within one year, bear a fixed rate of interest and are subject to prepayment penalty. "Flexline" advances also mature within one year and bear a variable rate of interest that reprices
daily.   There are no repayment penalties for these borrowings.  There were no advances outstanding for either of these products at March 31, 1998.

In addition to borrowing from the FHLB as a source for liquidity, as mentioned earlier, the Company also continued activity in the secondary mortgage market. Specifically, the Company continued to sell fixed rate residential real estate mortgages to Freddie Mac. The sales to Freddie Mac not only provided an opportunity for the Bank to remain competitive in the market place, by allowing it to offer a fixed rate mortgage product, but also provided an additional source of liquidity and an additional tool for management to limit interest rate risk exposure. The Bank continues to service all loans sold to Freddie Mac.

The Statement of Cash Flows, for the three month period ended March 31, 1998, indicates a decrease in cash and cash equivalents of $2,576,000.

Cash was provided during the period from a net increase in deposits of $4.1 million, the sale of fixed rate mortgages of $4.2 million, and repayment of investment securities of $2.5 million. Cash was used during the period to fund a net increase in loans of $1.8 million, the origination of loans held for sale of $4.2 million, and for the purchase of securities available for sale of $5.8 million. In addition, cash was also used to repay $2.0 million of "RepoPlus" advances. Dividends paid during the three month period ended March 31, 1998 totaled $207,000. Cash and cash equivalents totaled $19.2 million at March 31, 1998, a decrease from $21.8 million at December 31, 1997.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS

The following schedule presents the non-performing assets for the last five quarters:

                                           Mar          Dec         Sept         June          Mar
                                          1998         1997         1997         1997         1997
                                       ----------   ----------   ----------   ----------   ----------
                                                              (dollars in thousands)

Non-performing loans
  Loans past due 90 days
  or more                             $        31  $        18  $       104  $       184  $       112
  Non-accrual loans                         1,182        1,335        1,192        1,101        1,091
  Restructured loans                            0            0            0          104           96
                                       ----------   ----------   ----------   ----------   ----------
    Total non-performing
      loans                                 1,213        1,353        1,296        1,389        1,299
                                       ----------   ----------   ----------   ----------   ----------
Other non-performing assets
  Other real estate owned                      48            1           20          169          179
  Repossessed assets                           26           24           31            5           15
                                       ----------   ----------   ----------   ----------   ----------
    Total other non-performing
      assets                                   74           25           51          174          194
                                       ----------   ----------   ----------   ----------   ----------

    Total non-performing
      assets                          $     1,287  $     1,378  $     1,347  $     1,563  $     1,493
                                       ==========   ==========   ==========   ==========   ==========

   Non-performing loans as a
   percentage of total loans (1)             0.76%        0.86%        0.85%        0.94%        0.91%

   Non-performing assets as a
   percentage of total loans
   and other non-performing
   assets (1)                                0.81%        0.87%        0.88%        1.05%        1.04%

(1) Excludes loans held for sale.

The allowance for loan losses at March 31, 1998, totaled $1,348,000 or 0.84% of total loans (including loans held for sale) as compared to $1,183,000 or 0.81% at March 31, 1997. Provisions for loan losses were $69,000 for the three months ended March 31, 1998 and $50,000 for the same three month period in 1997. The increase is due to volume increases within the loan portfolio and not to any specific loan concentrations or delinquency trends.

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

At March 31, 1998, the Company had impaired loans of $739,000, all of which were restructured. At March 31, 1997, the impaired loans totaled $736,000 of which $639,000 were restructured. The average investment in impaired loans during the period ended March 31, 1998 was $737,000. Impaired loans had a general loan loss reserve allocation of $110,000 at March 31, 1998. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. The impaired loans at March 31, 1998 continue to be comprised of the impaired and restructured loans that were reported at December 31, 1997, no additional accounts have been added to the impaired or restructured classifications during the first quarter of 1998.

Non-performing loans totaled $1.3 million at March 31, 1998, a decrease of $91,000 from their level of $1.4 million at December 31, 1997. The decline is due to a reduction in nonaccrual loans of $153,000 during the period. Non-performing loans as a percent of total loans were 0.76% at March 31, 1998 as compared to 0.86% at December 31, 1997 and 0.91% at March 31, 1997.

Other real estate owned at March 31, 1998 was $48,000, an increase of $47,000 from December 31, 1997. Management believes none of the non-performing assets, including other real estate owned, at March 31, 1998, pose any significant risk to the operations, liquidity or capital position of the Company.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Slippery Rock Financial Corporation took place on April 21, 1998. The following two (2) matters were voted upon:

1) Election of the four (4) persons listed in CLASS III of the Proxy Statement dated March 31, 1998 whose terms expire in 2001.

                          CLASS III Directors:
                          Mr. Grady W. Cooper
                          Mr. Robert E. Gregg
                          Mr. S. P. Snyder
                          Mr. Kenneth D. Wimer

2) Such other business as may properly come before the meeting or any adjournment thereof.



Continuing CLASS I directors whose terms expire in 1999 are:

                          Mr. John W. Conway
                          Mr. William D. Kingery
                          Mr. Charles C. Stoops, Jr.

Continuing CLASS II directors whose terms expire in 2000 are:

                          Mr. Robert M. Greenberger
                          Mr. Paul M. Montgomery
                          Mr. William C. Sonntag
                          Mr. Norman P. Sundell

The following table presents the results of the vote tabulation:


                                                        Votes        Votes
Issue     Description                                    For        Against
-----     -----------                                   -----       -------

    1     Election of CLASS III Directors

          Mr. Grady W. Cooper                         1,070,173           -
          Mr. Robert E. Gregg                         1,069,741         432
          Mr. S. P. Snyder                            1,068,961       1,212
          Mr. Kenneth D. Wimer                        1,070,173           -

    2     No other issues were brought before the meeting.

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Slippery Rock Financial Corporation
              (Registrant)


Date:  May 13, 1998                        By:  /s/William C. Sonntag
     ----------------                           ----------------------
                                                William C. Sonntag,
                                                President & CEO


Date:  May 13, 1998                        By:  /s/Mark A. Volponi
     ----------------                           ----------------------
                                                Mark A. Volponi
                                                Treasurer