Form 10QSB
period 1998-06-30
SLIPPERY ROCK FINANCIAL CORP
filed 1998-08-14
CIK 884782

1
               Securities and Exchange Commission
                     Washington, D.C. 20549

                          FORM 10-QSB

[ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                    For the quarterly period ended   June 30, 1998
                                                     -------------
                               OR

[   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transition period from               to
                              ---------------  ----------------

Commission file Number:0-21720
                       -------

              SLIPPERY ROCK FINANCIAL CORPORATION
(Exact Name of small business issuer as specified in its charter)

   PENNSYLVANIA                                         25 - 1674381
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification Number)

   100 South Main Street
   Slippery Rock, Pennsylvania                          16057 - 1245
   (Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code: (724) 794-2210

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X NO
                                                                   ---    ---
As of June 30, 1998, there were 1,380,624 shares outstanding of the issuer's class of common stock.

2
              Slippery Rock Financial Corporation
            INDEX TO QUARTERLY REPORT ON FORM 10-QSB







Part I    Financial Information                                         Page
                                                                        ----
          Item 1.   Financial Statements (unaudited)

                    Consolidated Balance Sheet, June 30, 1998             3

                    Consolidated Statements of Income
                    Three months ended June 30, 1998 and 1997
                    and Six months ended June 30, 1998 and 1997           4

                    Consolidated Statement of Changes in
                    Stockholders' Equity
                    Six months ended June 30, 1998                        5

                    Consolidated Statement of Cash Flows
                    Six months ended June 30, 1998 and 1997               6

                    Notes to Consolidated Financial Statements            7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         8


Part II   Other Information                                              12

          Signatures                                                     13

3
       Slippery Rock Financial Corporation and Subsidiary
                   CONSOLIDATED BALANCE SHEET
                     (Unaudited - $ in 000)


                                                                   June 30,
                                                                    1998
                                                                  --------
ASSETS
  Cash and due from banks                                        $  12,829
  Interest-bearing deposits in other banks                              30
  Federal funds sold                                                 6,600
  Mortgage loans held for sale                                         981
  Investment securities:
     Available for sale                                             17,045
     Held to maturity (market value $5,968)                          5,895
  Loans (net of unearned income of $1)                             157,676
  Less allowance for loan losses                                     1,376
                                                                  ---------
        Net loans                                                  156,300
  Premises and equipment                                             3,970
  Accrued interest and other assets                                  4,583
                                                                  ---------
        Total assets                                             $ 208,233
                                                                  =========
LIABILITIES
  Deposits:
    Noninterest-bearing demand                                   $  30,183
    Interest-bearing demand                                         23,539
    Savings                                                         21,469
    Money market                                                    22,045
    Time                                                            86,173
                                                                  ---------
        Total deposits                                             183,409

Long-term debt                                                         548
Accrued interest and other liabilities                                 898
                                                                  ---------
        Total liabilities                                          184,855
                                                                  ---------
STOCKHOLDERS' EQUITY
  Common stock (par value $0.25; authorized
    12,000,000 shares, 1,380,624 issued)                               345
  Surplus                                                           10,748
  Retained earnings                                                 12,237
  Net unrealized gain on securities                                     48
                                                                  ---------
        Total stockholders' equity                                  23,378
                                                                  ---------

        Total liabilities and                                    $ 208,233
         stockholders' equity                                     =========


See accompanying notes to the consolidated financial statements.

4

                   Slippery Rock Financial Corporation and Subsidiary
                            CONSOLIDATED STATEMENT OF INCOME
                     (Unaudited - $ in 000 except per share amounts)

                                                  Three Months Ended           Six Months Ended
                                                      June 30,                     June 30,
                                                  1998           1997           1998          1997
                                             ----------     ----------     ----------    ----------
INTEREST INCOME
  Loans, including fees                      $    3,548     $    3,276     $    7,086    $    6,465
  Interest-bearing deposits in other banks            -              2              -             5
  Federal funds sold                                127             44            320            65
  Interest on investment securities:
     Taxable                                        199            176            354           354
     Exempt from federal income tax                 116            170            239           459
     Dividends                                       16             15             30            27
                                             ----------     ----------     ----------    ----------
            Total interest income                 4,006          3,683          8,029         7,375
                                             ----------     ----------     ----------    ----------
INTEREST EXPENSE
  Deposits                                        1,709          1,540          3,471         3,095
  Borrowed funds                                     10             12             21            53
                                             ----------     ----------     ----------    ----------
            Total interest expense                1,719          1,552          3,492         3,148
                                             ----------     ----------     ----------    ----------
NET INTEREST INCOME                               2,287          2,131          4,537         4,227
Provision for loan losses                            68             50            137           100
                                             ----------     ----------     ----------    ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                 2,219          2,081          4,400         4,127
                                             ----------     ----------     ----------    ----------

OTHER INCOME
  Service charges on deposit accounts               140            127            287           247
  Trust department income                            30             21             44            32
  Net gain (loss) on sales of loans                  43            (27)            94           (13)
  Net gain (loss) on sales of investments             -             13              -           (15)
  Other income                                      286             90            405           168
                                             ----------     ----------     ----------    ----------
            Total other income                      499            224            830           419
                                             ----------     ----------     ----------     ---------
OTHER EXPENSE
  Salaries and employee benefits                    699            617          1,423         1,264
  Occupancy expense, net                              5             87             85           187
  Furniture and equipment expense                   196            158            361           317
  Data processing expense                            87             41            140            79
  Stationery, printing and supplies                  36             45             68            74
  Pennsylvania shares tax                            51             45            102            91
  Other                                             410            348            736           630
                                             ----------     ----------     ----------     ---------
            Total other expense                   1,484          1,341          2,915         2,642
                                             ----------     ----------     ----------     ---------

Income before income taxes                        1,234            964          2,315         1,904
Income tax expense                                  383            267            703           493
                                             ----------     ----------     ----------     ---------

NET INCOME                                   $      851     $      697     $    1,612     $   1,411
                                             ==========     ==========     ==========     =========
PER SHARE DATA
     Average shares for the period            1,379,592      1,378,124      1,379,592     1,378,124
     Earnings per share                      $     0.62     $     0.51     $     1.17     $    1.02
     Dividends paid                          $     0.16     $     0.15     $     0.31     $    0.30

See accompanying notes to the consolidated financial statements.

5

                             Slippery Rock Financial Corporation and Subsidiary
                          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (Unaudited - $ in 000)

                                                                       Net Unrealized
                                                                         Gain/(Loss)
                                 Common       Capital     Retained     on Available for               Comprehensive
                                 Stock       Surplus      Earnings     Sale Securities     Total        Income
                             --------------------------------------------------------------------------------------
Balance, December 31, 1997   $     345     $  10,711     $  11,052      $      67      $  22,175     $       0

Net Income                                                   1,612                         1,612         1,612
Other comprehensive income:
  Net unrealized loss
    on securities                                                             (19)           (19)          (19)
Stock options exercised                           37                                          37
Cash dividends
  ($0.31 per share)                                           (427)                         (427)

                             --------------------------------------------------------------------------------------
Balance, June 30, 1998       $     345     $  10,748     $  12,237      $      48      $  23,378     $   1,593
                             ======================================================================================

See accompanying notes to the consolidated financial statements.

6
   Slippery Rock Financial Corporation and Subsidiary
         CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited - $ in 000)

                                               Six Months Ended
                                                    June 30,
                                             1998           1997
                                        ----------     ----------
OPERATING ACTIVITIES
  Net income                            $   1,612      $   1,411
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
   Provision for loan losses                  137            100
   Depreciation and amortization              380            388
   Deferred taxes                               2             76
   Origination of loans held for sale      (8,866)        (3,913)
   Proceeds from sales of loans held
     for sale                               8,877          4,652
   Loss (gain) on sale of loans               (94)            13
   Loss on sale of investment securities        -             15
   Decrease in accrued interest
     receivable                                12             74
   (Decrease) increase in accrued
     interest payable                        (113)            48
   Other, net                                (194)           (57)
                                        ----------     ----------
     Net cash provided by operating
       activities                           1,753          2,807

INVESTING ACTIVITIES
 Investment securities available for sale:
   Proceeds from sales                          -         11,522
   Repayments                               2,940            499
   Purchases                               (6,945)          (651)
 Investment securities held to maturity:
   Repayments                               1,055            516
   Purchases                                    -           (224)
 Increase in loans, net                      (373)        (6,950)
 Purchase of premises and equipment          (578)           (88)
 Other investing activities                     -             41
                                        ----------     ----------
     Net cash provided by (used for)
       investing activities                (3,901)         4,665
                                        ----------     ----------

FINANCING ACTIVITIES
 Increase in deposits, net                  2,184          5,304
 Payments on short term borrowings         (2,000)        (9,000)
 Payments on borrowed funds                    (4)            (4)
 Proceeds from stock options exercised         38              -
 Cash dividends paid                         (428)          (414)
                                        ----------     ----------
      Net cash provided by (used for)
       financing activities                  (210)        (4,114)
                                        ----------     ----------
      Increase (decrease) in cash and
           cash equivalents                (2,358)         3,358

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                21,817          8,670
                                       -----------     ----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                            $   19,459      $  12,028
                                       ===========     ==========

Cash payment for interest              $    3,605      $   3,099
Cash payments for income taxes         $      750      $     356

See accompanying notes to the consolidated financial statements.

7
   Slippery Rock Financial Corporation and Subsidiary
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)

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

The average shares outstanding for both basic and diluted earnings per share are 1,379,592 at June 30, 1998 and 1,378,124 at June 30, 1997.

NOTE 3 - COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". In adopting Statement No. 130, the Company is required to present comprehensive income and its components in a full set of general purpose financial statements. The Company has elected to report the effects of Statement No. 130 as part of the statement of stockholders' equity.

8
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1998 and 1997
-----------------------------------------------------------
Total interest income of $4,006,000 for the three month period ended
June 30, 1998 compares to $3,683,000 for the same three month period in 1997, an increase of $323,000 or 8.77%. The overall increase in total interest income is attributed to an increase in interest and fees on loans of $272,000 and to an increase in interest income on federal funds sold of $83,000. The increase in interest and fees on loans is due primarily to increased volume in the loan portfolio. Total net loans at June 30, 1998 were $156,300,000, an increase of $9.5 million or 6.45% from $146,836,000 at June 30, 1997. In general, the growth within the loan portfolio is spread out among all loan products. The most significant increase, however, occurred in the 1-4 family, first lien, real estate area which grew
$5.9 million or 11.3% from their level of $52.4 million at June 30, 1997. The increase in interest on federal funds sold was due to volume increases. Federal Funds Sold increased $6.6 million during the period. These items were funded by deposit growth, which also included approximately $3.7 million in deposits that were acquired during the third quarter of 1997 as a result of the First Western Bank, F.S.B. Slippery Rock office acquisition.

Total interest expense of $1,719,000 for the three month period ended
June 30, 1998 represents an increase of $167,000 from the $1,552,000 reported for the same three month period in 1997. The increase in interest expense is due to increases in deposit volumes due to normal growth within existing deposit products. Overall, average total deposits increased
$15.1 million or 8.9% from a level of $169,727,000 at June 30, 1997 to $184,798,000 at, June 30, 1998. The branch acquisition, referred to above, represents approximately $3.7 million of the overall growth. Average time certificates had the largest increase with growth of $9.3 million or 11.7%. The Bank's cost of funds at June 30, 1998 was 4.48%, up from a level of 4.35% at June 30, 1997.

Net interest income of $2,287,000 for the three months ended June 30, 1998 compares to $2,131,000 for the same three month period in 1997, an increase of $156,000.

Total other income for the three month period ended June 30, 1998 of $499,000 compared to $224,000 for the three month period ended June 30, 1997, an increase of $275,000. A gain recorded from the sale of the existing Plaza office of $145,000 is the primary reason for the increase. The Bank has entered into an agreement to sell the land and current facility and relocate across the street from its present location. In addition, gains recorded on the sale of loans held for sale increased $70,000. Sales of $4.6 million of fixed rate, 1-4 family residential mortgages, during the three month period ended June 30, 1998 resulted in gains of $43,000. Loan sales for the three month period ended June 30, 1997 were $3.3 million with a net loss of $27,000.

Total other expense of $1,484,000 for the three months ended June 30, 1998 compares to $1,341,000 for the same three month period in 1997. This represents an increase of $143,000 or 10.7%. Net increases in salaries and employee benefits expense of $82,000 and miscellaneous expense of $61,000 were the major contributors to the overall increase. The increase in salary and employee benefits is attributed to normal annual salary increases and to staff additions in the loan processing and trust areas as a result of growth within those departments. The net increase in miscellaneous expense is derived principally from a charge to operations of $55,000 pertaining to foreclosure proceedings on a single parcel. With the exception of these items, all increases in other expense were brought about by those items that are generally thought to be normal and recurring in nature.

Net income for the three month period ended June 30, 1998 was $851,000, an increase of $154,000 from the $697,000 reported at June 30, 1997. Earnings per share for the three month period ended June 30, 1998 were $0.62, an increase of $0.11 from $0.51 per share earned during the same three month period in 1997.

Comparison of the Six Months Ended June 30, 1998 and 1997
---------------------------------------------------------
Total interest income of $8,029,000 for the six month period ended June 30, 1998 compared to $7,375,000 for the same six month period in 1997, an increase of $654,000 or 8.9%. As in the three month comparison, the overall increase in total interest income is attributed to an increase in interest and fees on loans of $621,000 and to an increase in interest on federal funds sold of$255,000. These increases were offset by a reduction in income from tax-exempt securities of $220,000 which resulted from volume reductions within the portfolio.

Total interest expense of $3,492,000 for the six month period ended June 30, 1998 represents an increase of $344,000 from the $3,148,000 reported for the same six month period in 1997. The increase in interest expense is attributed to the volume increases discussed earlier in the three month comparison.

Net interest income of $4,537,000 at June 30, 1998 compared to $4,227,000 at June 30, 1997, an increase of $310,000. The

9
increase is due to volume increases during the period. Average earning assets increased $15.1 million or 8.4% from $179,000 on June 30, 1997 to $194,000 in 1998, principally due to an increase in average loans of $14.6 million or 10.1%.

Interest expense increased $344,000 or 10.9% due to volume increases. Average deposits increased $15.1 million or 8.9% during the period primarily due to increases in time certificates of $9.3 million or 11.7%.

Total other income of $830,000 for the six months ended June 30, 1998 compares to $419,000 for the same six month period in 1997, an increase of $411,000. The increase is due to an increase in gains recorded on loan sales of $107,000 and an increase in miscellaneous income of $237,000. Sales of $8.8 million of fixed rate, 1-4 family residential mortgages, during the six month period ended June 30, 1998 resulted in gains of $94,000. Loan sales for the six month period ended June 30, 1997 were $4.7 million with a net loss of $13,000. The increase in miscellaneous income is due to the $145,000 gain recognition discussed in the three month comparison and to an increase in ATM surcharge income of $28,000 and fee income generated from the Bank's debit card program of $30,000. In August of 1997, the Bank instituted a surcharge to non-Bank customers using the Bank's ATMs in an effort to offset expenses incurred in offering the service. In December 1997, the Bank began offering a debit card product to its customers. The product offers greater acceptance and convienence to Bank customers while also providing transaction fee income to the Bank.

Total other expense of $2,915,000 at June 30,1998 compares to $2,642,000 at June 30, 1997, an increase of $273,000 or 10.3%. Salary and wage expense of $1,423,000 at June 30, 1998 compared to $1,264,000 at June 30, 1997 an increase of $159,000 or 12.6%. The increase is due to those discussed in the three month comparison. Miscellaneous expense of $724,000 at June 30, 1998 compared to $620,000 at June 30, 1997 an increase of $104,000 or 16.8%. The increase is due principally to the increase in operational cost associated with the foreclosure discussed earlier.

Net income for the six month period ended June 30, 1998 of $1,612,000 or $1.17 per share compared to $1,411,000 or $1.02 per share for the same six month period ended June 30, 1997. This represents an increase of $201,000 or $0.15 per share.

Dividends paid during the six month period ended June 30, 1998 were $0.31 per share, an increase of $0.01 per share from the $0.30 per share paid during the same six month period in 1997.

Financial Condition
-------------------
Total assets increased $1,085,000 or 0.52% from $207,148 million at December 31, 1997 to $208,233 million at June 30, 1998. An increase in net available for sale securities of $3.9 million, which resulted from net purchases of U.S. Government Agency securities, was offset by a reduction in federal funds sold of $2.2 million and a $1.0 million decrease in held to maturity securities.

Total deposits of $183,409,000 at June 30, 1998 represented an increase of $2.2 million or 1.2% from $181,225,000 at December 31, 1997. All deposit products had net increases during the period except time deposits. Time deposits at June 30, 1998 were $86.2 million, a decrease of $4.1 million from $90.3 million at December 31, 1997. The reduction is due primarily to a net reduction in time certificates greater than $100,000 which declined during the period.

At June 30, 1998, the Bank serviced approximately $33 million in sold fixed rate mortgages. Sales of fixed rate mortgages to "Freddie Mac" totaled $4.6 million during the quarter with a net gain of $43,000. Although the Bank does anticipate the sale of an additional $980,000 during the third quarter of 1998, it had no unfunded commitments to sell at June 30, 1998. Management does anticipate future sales of fixed rate mortgages; however, the extent to which the Bank participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Bank and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

10
At June 30, 1998, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at June 30, 1998:
                                   Actual
                               --------------  Minimum     Well
                               Amount   Ratio   Ratio  Capitalized
                               ------   -----   -----  -----------
 Tier 1 risk - based capital  $ 21,297  14.64%  4.00%        6.00%
 Total risk - based capital     22,673  15.59   8.00        10.00
 Leverage capital               21,297  10.35   3.00         5.00

As the above table illustrates, the Company exceeds both the minimum and "well capitalized" regulatory capital requirements at June 30, 1998. Management does not anticipate any future activity that would have a negative impact on any of these ratios. Also, management is not aware of any current recommendations by the regulatory agencies that will have a material effect on future earnings, liquidity or capital of the Company.

LIQUIDITY

The principal functions of the Bank's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. One measure that the Bank uses to monitor liquidity is the liquidity ratio which assesses the relationship between certain earning assets, customer deposits and short-term interest bearing liabilities. This ratio was 9.3% of total assets as of June 30, 1998 compared to 7.3% at December 31, 1997. The increase is due to higher balance levels in cash and balances held with correspondent banks which increased $6.7 million. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the net loans to deposits ratio. The net loans (including loans held for sale) to deposits ratio was at 85.7% at June 30, 1998 as compared to 86.7% at December 31, 1997 and 86.6% at
June 30, 1997. The decrease from June 1997 was brought about by deposit growth exceeding loan growth by $3.8 million. The Bank's liquidity plan allows for the use of long-term advances or short- term lines of credit with the Federal Home Loan Bank ("FHLB") as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk as well. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At June 30, 1998, the Company continued to have one such matched funding loan outstanding totaling $527,000.

The Company continues to also have short-term borrowing availability through FHLB which are of two types, "RepoPlus" advances and "Flexline". "RepoPlus" advances are short-term borrowings maturing within one year, bear a fixed rate of interest and are subject to prepayment penalty. "Flexline" advances also mature within one year and bear a variable rate of interest that reprices daily. There are no repayment penalties for these borrowings.
There were no advances outstanding for either of these products at June 30, 1998.

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

The Statement of Cash Flows, for the six month period ended June 30, 1998, indicates a decrease in cash and cash equivalents of $2.4 million. Cash was provided during the period from the net increase in deposits of $2.2 million, the sale of fixed rate mortgages of $8.9 million and repayments of investment securities of $4.0 million. Cash was used during the period for the origination of loans held for sale of $8.9 million and for the purchase of securities available for sale of $6.9 million. In addition, cash was also used to repay $2.0 million "RepoPlus" advances. Dividends paid during the six month period ended June 30, 1998 totalled $428,000. Cash and cash equivalents totaled $19.5 million at June 30, 1998, a decrease from $21.8 million at December 31, 1997.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

11

RISK ELEMENTS

The following schedule presents the non-performing assets for the last five quarters:

                                       Jun       Mar         Dec       Sept       Jun
                                      1998       1998       1997       1997       1997
                                     ------     ------     ------     ------     ------
                                                             (dollars in thousands)

Non-performing and restructured loans

 Loans past due 90 days or more     $   268    $    31    $    18    $   104    $   184
 Non-accrual loans                    1,266      1,182      1,335      1,192      1,101
 Restructured loans                       0          0          0          0        104
                                     ------     ------     ------     ------     ------
  Total non-performing
    and restructured loans            1,534      1,213      1,353      1,296      1,389
                                     ------     ------     ------     ------     ------
Other non-performing assets

 Other real estate owned                138         48          1         20        169
 Repossessed assets                      22         26         24         31          5
                                     ------     ------     ------     ------     ------
  Total other non-performing assets     160         74         25         51        174
                                     ------     ------     ------     ------     ------
  Total non-performing asset        $ 1,694    $ 1,287    $ 1,378    $ 1,347    $ 1,563
                                     ======     ======     ======     ======     ======

  Non-performing and restructured loans
  as a percentage of total loans(1)    0.97 %     0.76 %     0.86 %     0.85 %     0.94 %

  Non-performing assets and
  restructured loans as a
  percentage of total loans
  and other non-performing
  assets and restructured loans(1)     1.07 %     0.81 %     0.87 %     0.88 %     1.05 %
(1) Excludes loans held for sale.

The allowance for loan losses at June 30, 1998, totaled $1,376,000 or 0.86% of total loans (including loans held for sale) as compared to $1,299,000 or 0.82% at December 31, 1997. Provisions for loan losses were $137,000 for the six months ended June 30, 1998 and $100,000 for the period ended June 30, 1997.

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

At June 30, 1998, the Company had impaired loans of $593,000, all of which were restructured. At June 30, 1997, the impaired loans totaled $639,000 all of which were restructured. The average investment in impaired loans during the period ended June 30, 1998 was $593,000. Impaired loans had a general loan loss reserve allocation of $90,000 at June 30, 1998. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. With the exception of one loan, which has subsequently gone through foreclosure proceedings and is classified in the other real estate owned section of the balance sheet, impaired loans at June 30, 1998 continue to be comprised of the impaired and restructured loans that were reported at December 31, 1997.

Non-performing loans or assets totaled $1.5 million at June 30, 1998, an increase of $200,000 from their level of $1.3 million at March 31, 1998. The increase is due to an increase in loans past due 90 days or more of $237,000 during the period. Non-performing loans as a percent of total loans were 0.97% at June 30, 1998 as compared to 0.86% at December 31, 1997 and 0.94% at June 30, 1997.

Other real estate owned at June 30, 1998 was $138,000, which is the result of foreclosure activity during the quarter on a single commercial property. Management believes none of the non-performing assets, including other real estate owned, at June 30, 1998, pose any significant risk to the operations, liquidity or capital position of the Company.

12
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
                    (none)

Item 2. Changes in Securities
                    (none)

Item 3. Defaults Upon Senior Securities
                    (none)

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Slippery Rock Financial Corporation took place on April 21, 1998. The following two (2) matters were voted upon:

1) Election of the four (4) persons listed in CLASS III of the Proxy Statement dated March 31, 1998 whose terms expire 2001.

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

Continuing CLASS I directors whose terms expire in 1999 are:

                                        Mr. John W. Conway
                                        Mr. William D. Kingery
                                        Mr. Charles C. Stoops, Jr.

Continuing CLASS II directors whose terms expire in 2000 are:

                                        Mr. Robert M. Greenberger
                                        Mr. Paul M. Montgomery
                                        Mr. William C. Sonntag
                                        Mr. Norman P. Sundell

The following table presents the results of the vote tabulation:

                                      Votes           Votes
          Description                  For           Against
          -----------               ---------      -----------
   1      Election of CLASS III Directors

          Mr. Grady W. Cooper       1,070,173           -
          Mr. Robert E. Gregg       1,069,741            432
          Mr. S. P. Snyder          1,068,961          1,212
          Mr. Kenneth D. Wimer      1,070,173           -

   2      No other issues were brought before the meeting.

Item 5. Other Information
                    (none)
Item 6. Exhibits and Reports on Form 8-K
                    (none)

13
                       SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Slippery Rock Financial Corporation
              (Registrant)


Date:        August 10, 1998          By: /s/ William C. Sonntag
     -----------------------------        ------------------------
                                      William C. Sonntag,
                                      President and CEO


Date:        August 10, 1998          By: /s/ Mark A. Volponi
     -----------------------------        ------------------------
                                      Mark A. Volponi,
                                      Treasurer