Form 10QSB
period 1998-09-30
SLIPPERY ROCK FINANCIAL CORP
filed 1998-11-13
CIK 884782

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended   September 30, 1998
                                                  ------------------
                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to _____________

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

As of September 30, 1998, there were 1,380,624 shares outstanding of the issuer's class of common stock.

                   SLIPPERY ROCK FINANCIAL CORPORATION
                INDEX TO QUARTERLY REPORT ON FORM 10-QSB






PART I    FINANCIAL INFORMATION                                        Page
                                                                       ----
          ITEM 1.  Financial Statements (unaudited)

                   Consolidated Balance Sheet, September 30, 1998        3

                   Consolidated Statements of Income
                   Three months ended September 30, 1998 and 1997
                   and Nine months ended September 30, 1998 and 1997     4

                   Consolidated Statement of Changes in
                   Stockholders' Equity
                   Nine months ended September 30, 1998                  5

                   Consolidated Statement of Cash Flows
                   Nine months ended September 30, 1998 and 1997         6

                   Notes to Consolidated Financial Statements            7

          ITEM 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         8


PART II   OTHER INFORMATION                                             13

          SIGNATURES                                                    14

                  SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                              (UNAUDITED - $ in 000)


                                                                  Sept 30,
                                                                    1998
                                                                  -------
ASSETS
  Cash and due from banks                                       $   7,927
  Interest-bearing deposits in other banks                             22
  Federal funds sold                                               16,200
  Mortgage loans held for sale                                        862
  Investment securities:
     Available for sale                                            16,925
     Held to maturity (market value $4,703)                         4,609
  Loans (net of unearned income of $0.3)                          159,406
  Less allowance for loan losses                                    1,408
                                                                ---------

                        Net loans                                 157,998
  Premises and equipment                                            4,233
  Accrued interest and other assets                                 4,625
                                                                ---------

                        Total assets                            $ 213,401
                                                                =========

LIABILITIES
  Deposits:
    Noninterest-bearing demand                                  $  31,757
    Interest-bearing demand                                        25,030
    Savings                                                        21,434
    Money market                                                   21,819
    Time                                                           87,826
                                                                ---------

                        Total deposits                            187,866

Long-term debt                                                        545
Accrued interest and other liabilities                              1,020
                                                                ---------

                        Total liabilities                         189,431
                                                                ---------

STOCKHOLDERS' EQUITY
  Common stock (par value $0.25; authorized
    12,000,000 shares, 1,380,624 issued)                              345
  Surplus                                                          10,748
  Retained earnings                                                12,751
  Net unrealized gain on securities                                   126
                                                                ---------

                        Total stockholders' equity                 23,970
                                                                ---------

                        Total liabilities and                   $ 213,401
                          stockholders' equity                  =========


See accompanying notes to the consolidated financial statements.

                   SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
                            CONSOLIDATED STATEMENT OF INCOME
                     (UNAUDITED - $ IN 000 EXCEPT PER SHARE AMOUNTS)

                                                               Three Months Ended                    Nine Months Ended
                                                                    Sept 30,                               Sept 30,
                                                              1998            1997                    1998          1997
                                                        ----------      ----------                 ---------     ---------
INTEREST INCOME
  Loans, including fees                                 $    3,536      $    3,382                 $  10,622     $   9,847
  Interest-bearing deposits in other banks                       -               2                         -             7
  Federal funds sold                                           198             130                       518           195
  Interest on investment securities:
     Taxable                                                   189             174                       543           528
     Exempt from federal income tax                            110             149                       349           608
     Dividends                                                  17              15                        47            42
                                                        ----------      ----------                 ---------     ---------
                        Total interest income                4,050           3,852                    12,079        11,227
                                                        ----------      ----------                 ---------     ---------
INTEREST EXPENSE
  Deposits                                                   1,733           1,645                     5,204         4,740
  Borrowed funds                                                 8              11                        29            64
                                                        ----------      ----------                 ---------     ---------
                        Total interest expense               1,741           1,656                     5,233         4,804
                                                        ----------      ----------                 ---------     ---------
NET INTEREST INCOME                                          2,309           2,196                     6,846         6,423
Provision for loan losses                                       69              50                       206           150
                                                        ----------      ----------                 ---------     ---------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                            2,240           2,146                     6,640         6,273
                                                        ----------      ----------                 ---------     ---------
OTHER INCOME
  Service charges on deposit accounts                          156             156                       443           403
  Trust department income                                       20              36                        64            68
  Net gain on sales of loans                                   105              33                       199            20
  Net loss on sales of investments                               -               -                         -           (15)
  Other income                                                 132              95                       537           263
                                                        ----------      ----------                 ---------     ---------
                        Total other income                     413             320                     1,243           739

                                                        ----------      ----------                 ---------     ---------
OTHER EXPENSE
  Salaries and employee benefits                               714             666                     2,137         1,930
  Occupancy expense, net                                        80              84                       165           271
  Furniture and equipment expense                              191             158                       552           475
  Data processing expense                                       86              48                       226           127
  Stationery, printing and supplies                             37              45                       105           119
  Pennsylvania shares tax                                       50              46                       152           137
  Other                                                        408             286                     1,144           916
                                                        ----------      ----------                 ---------     ---------
                        Total other expense                  1,566           1,333                     4,481         3,975
                                                        ----------      ----------                 ---------     ---------

Income before income taxes                                   1,087           1,133                     3,402         3,037
Income tax expense                                             338             332                     1,041           825
                                                        ----------      ----------                 ---------     ---------

NET INCOME                                              $      749      $      801                 $   2,361     $   2,212
                                                        ==========      ==========                 =========     =========

PER SHARE DATA
     Average shares for the period                       1,379,807       1,378,124                 1,379,807     1,378,124
     Earnings per share                                 $     0.54      $     0.58                $     1.71    $     1.61
     Dividends paid                                     $     0.17      $     0.15                $     0.48    $     0.45

     See accompanying notes to the consolidated financial statements.

                                     SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    (UNAUDITED - $ IN 000)

                                                                                  NET UNREALIZED
                                                                                   GAIN/(LOSS)
                                        COMMON      CAPITAL     RETAINED          ON AVAILABLE FOR                   COMPREHENSIVE
                                         STOCK      SURPLUS     EARNINGS          SALE SECURITIES          TOTAL         INCOME
                                       --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                $345      $10,711       $11,052               $ 67            $22,175

Net Income                                                          2,361                                 2,361         $2,361
Net unrealized gain on securities                                                         59                 59             59
Stock options exercised                                  37                                                  37
Cash dividends ($0.48 per share)                                     (662)                                 (662)
                                       --------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998               $345      $10,748       $12,751               $126            $23,970         $2,420
                                       ============================================================================================

See accompanying notes to the consolidated financial statements.

              SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          (UNAUDITED - $ IN 000)

                                                   Nine Months Ended
                                                      September 30,
                                                  1998            1997
                                               ----------      ----------
OPERATING ACTIVITIES
  Net income                                   $    2,361      $    2,212
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Provision for loan losses                         206             150
    Depreciation and amortization                     583             579
    Deferred taxes                                      6              76
    Origination of loans held for sale            (11,895)         (6,659)
    Proceeds from sales of loans held for sale     12,060           6,416
    Loss (gain) on sale of loans                     (129)            (20)
    Loss on sale of investment securities               -              15
    Decrease in accrued interest receivable            35             110
   (Decrease) increase in accrued interest payable    (47)            172
    Other, net                                       (309)              5
                                               ----------      ----------

     Net cash provided by operating activities      2,871           3,056
                                               ----------      ----------

INVESTING ACTIVITIES
  Decrease in interest-bearing deposits
         in other banks - net                           -              99
  Investment securities available for sale:
    Proceeds from sales                                 -          11,522
    Repayments                                      4,273             728
    Purchases                                      (8,045)           (651)
  Investment securities held to maturity:
    Repayments                                      2,342           2,090
    Purchases                                           -            (324)
  Increase in loans, net                           (2,141)        (11,438)
  Purchase of premises and equipment                 (977)           (180)
  Net proceeds from branch acquisition                  -           3,220
  Other investing activities                            -             135
                                               ----------      ----------

    Net cash provided by (used for) investing
         activities                                (4,548)          5,201
                                               ----------      ----------

FINANCING ACTIVITIES
  Increase in deposits, net                         6,640          11,165
  Payments on short term borrowings                (2,000)         (9,000)
  Payments on borrowed funds                           (7)             (6)
  Proceeds from stock options exercised                37               -
  Cash dividends paid                                (662)           (621)
                                               ----------      ----------

         Net cash provided by financing activities  4,008           1,538
                                               ----------      ----------

         Increase in cash and
           cash equivalents                         2,331           9,795

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                     21,817           8,670

                                               ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   24,148      $   18,465
                                               ==========      ==========

Cash payment for interest                      $    5,280      $    4,633
Cash payments for income taxes                 $    1,143      $      633

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

The average shares outstanding for both basic and diluted earnings per share are 1,379,807 at September 30, 1998 and 1,378,124 at September 30, 1997.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
----------------------------------------------------------------

Total interest income of $4,050,000 for the three month period ended September 30, 1998 compares to $3,852,000 for the same three month period in 1997, an increase of $198,000 or 5.14%. The overall increase in total interest income is attributed to an increase in interest and fees on loans of $154,000 and to an increase in interest income on federal funds sold of $68,000. The increase in interest and fees on loans is due primarily to increased volume in the loan portfolio. Total net loans at September 30, 1998 were $157,998,000, an increase of $6.5 million or 4.30% from $151,483,000 at September 30, 1997. Although, the increase in the loan portfolio was represented across all loan products, the most significant increase occurred in the nonfarm nonresidential area which grew $3.3 million or 15.3% from their level of $21.6 million at September 30, 1997. The |increase in interest on federal funds sold was due to volume increases. Federal Funds Sold increased $6.3 million during the period. These items were funded by deposit growth of $8.1 million or 4.5%, which included approximately $3.7 million in deposits acquired during the third quarter of 1997 as a result of the First Western Bank, F.S.B. Slippery Rock office acquisition.

Total interest expense of $1,741,000 for the three month period ended September 30, 1998 represents an increase of $85,000 from the $1,656,000 reported for the same three month period in 1997. The increase in interest expense is due to increases in deposit volumes due to normal growth within existing deposit products. Overall, average total deposits increased $13.6 million or 7.9% from a level of $171.7 million at September 30, 1997 to $185.3 million at September 30, 1998. The branch acquisition, referred to above, represents approximately $3.7 million of the overall growth. Average time certificates had the largest increase with growth of $7.7 million or 9.5%.
The Bank's cost of funds at September 30, 1998 was 4.48%, up from a level of 4.39% at September 30, 1997.

Net interest income of $2,309,000 for the three months ended September 30, 1998 compares to $2,196,000 for the same three month period in 1997, an increase of $113,000.

Total other income for the three month period ended September 30, 1998 of $413,000 compared to $320,000 for the three month period ended September 30, 1997, an increase of $93,000. The increase is derived from an increase in gains on the sale of loans of $72,000 and an increase in "other" miscellaneous income of $37,000. The increase in gains on the sale of loans was primarily due to a $70,000 recognition of income pertaining to mortgage servicing rights. The increase in "other" miscellaneous income is derived from an increase of $15,000 in ATM surcharge income and fee income generated from the Bank's debit card program of $18,000. In August of 1997, the Bank instituted a surcharge of non-Bank customers using the Bank's ATMs in an effort to offset expenses incurred in offering the service. In December 1997, the Bank began offering a debit card product to its customers. The product offers greater acceptance and convenience to Bank customers while also providing transaction fee income to the Bank.

Total other expense of $1,566,000 for the three months ended September 30, 1998 compares to $1,333,000 for the same three month period in 1997. This represents an increase of $233,000 or 17.5%. The increase is derived from an increase in salaries and employee benefits expense of $48,000, equipment expense of $33,000, data processing expense of $38,000 and "other" miscellaneous expense of $122,000. The increase in salary and employee benefits is attributed to normal annual salary increases and to staff additions in the loan processing and trust areas as a result of growth within those departments. Equipment expense increased due to acquisitions and increased depreciation expense. Data processing increased primarily due to one time fee assessments of $45,000 pertaining to the debit card program. The increase in "other" miscellaneous expense is derived principally from a loss of $54,000 on disbanded computer equipment resulting from a computer hardware upgrade.

Net income for the three month period ended September 30, 1998 was $749,000, a decrease of $52,000 from the $801,000 reported at September 30, 1997.
Earnings per share for the three month period ended September 30, 1998 were $0.54, a decrease of $0.04 from $0.58 per share earned during the same three month period in 1997.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
---------------------------------------------------------------

Total interest income of $12,079,000 for the nine month period ended September 30, 1998 compared to $11,227,000 for the same nine month period in 1997, an increase of $852,000 or 7.6%. As in the three month comparison, the overall increase in total interest income is attributed to an increase in interest and fees on loans of $775,000 and to an increase in interest on federal funds sold of $323,000. These increases were offset by a reduction in income from tax-exempt securities of $259,000 which resulted from volume reductions within the portfolio.

Total interest expense of $5,233,000 for the nine month period ended September 30, 1998 represents an increase of $429,000 from the $4,804,000 reported for the same nine month period in 1997. The increase in interest expense is attributed to the volume increases discussed earlier in the three month comparison.

Net interest income of $6,846,000 at September 30, 1998 compared to $6,423,000 at September 30, 1997, an increase of $423,000. The increase is due to volume increases during the period. Average earning assets increased $13.8 million or 7.7% from $179.8 million on September 30, 1997 to $193.6 million in 1998, principally due to an increase in average loans of $12.6 million or 8.7%.

Interest expense increased $429,000 or 8.9% due to volume increases. Average deposits increased $13.5 million or 7.9% during the period primarily due to increases in time certificates of $7.7 million or 9.6%.

Total other income of $1,243,000 for the nine months ended September 30, 1998 compares to $739,000 for the same nine month period in 1997, an increase of $504,000. The increase is due to an increase in gains recorded on loan sales of $179,000 and an increase in miscellaneous income of $274,000. Sales of $11.9 million of fixed rate, 1-4 family residential mortgages during the nine month period ended September 30, 1998 resulted in gains of $129,000. Loan sales for the nine month period ended September 30, 1997 were $6.4 million with a net gain of $20,000. Mortgage servicing rights income for the nine months ended September 30, 1998 was $70,000. The increase in miscellaneous income is due to the $145,000 gain recorded on the sale of the existing Plaza office. The Bank entered into an agreement to sell the land and current facility and relocate across the street from its present location. In addition, an increase in ATM surcharge income of $43,000 and an increase in debit card fees of $48,000 contributed to the overall increase in miscellaneous income.

Total other expense of $4,481,000 at September 30,1998 compares to $3,975,000 at September 30, 1997, an increase of $506,000 or 12.7%. The major contributors of the increase are salary and employee benefits of $207,000, equipment expense of $77,000, data processing expense of $99,000 and "other" miscellaneous expense of $228,000. The increases in salary and employee benefits, equipment expense and data processing expense are attributed to the items discussed in the three month comparison. The increase in "other" miscellaneous expense is due to the loss of $54,000 on disbanded computer equipment that was discussed in the three month comparison. Also a contributor, was a charge to operations of $55,000 pertaining to foreclosure proceedings on a single parcel during the second quarter of 1998.

Net income for the nine month period ended September 30, 1998 of $2,361,000 or $1.71 per share compared to $2,212,000 or $1.61 per share for the same nine month period ended September 30, 1997. This represents an increase of $149,000 or $0.10 per share.

Dividends paid during the nine month period ended September 30, 1998 were $0.48 per share, an increase of $0.03 per share from the $0.45 per share paid during the same nine month period in 1997.

FINANCIAL CONDITION
-------------------

Total assets increased $6.2 million or 3.02% from $207.1 million at December 31, 1997 to $213.4 million at September 30, 1998. Available for sale securities increased $3.8 million during the period, resulting from net purchases of U.S. Government Agency securities. Also, federal funds sold increased $7.4 million from $8.8 million at December 31, 1997 to $16.2 million at September 30, 1998. Those increases were offset by a reduction in cash and due from banks of $5.0 million, and a $2.3 million decrease in held to maturity securities.

Total deposits of $187.9 million at September 30, 1998 represented an increase of $6.6 million or 3.7% from $181.2 million at December 31, 1997. All deposit products had net increases during the period except time deposits. Time deposits at September 30, 1998 were $87.8 million, a decrease of $2.5 million from $90.3 million at December 31, 1997. The reduction is due primarily to a net reduction in time certificates greater than $100,000 which declined during the period.

At September 30, 1998, the Bank serviced approximately $35 million in sold fixed rate mortgages. Sales of fixed rate mortgages to "Freddie Mac" during the third quarter of 1998 totaled $3.1 million with a net gain of $35,000. Although the Bank does anticipate the sale of an additional $862,000 during the fourth quarter of 1998, it had no unfunded commitments to sell at September 30, 1998. Management does anticipate future sales of fixed rate mortgages; however, the extent to which the Bank participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Bank and interest rate risk exposure.
Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

At September 30, 1998, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at September 30, 1998:

                                        Actual
                                   ----------------     Minimum     Well
                                    Amount    Ratio      Ratio   Capitalized
                                   --------   -----      ------    --------

  Tier 1 risk - based capital      $ 21,865   14.70 %      4.00 %      6.00 %

  Total risk - based capital         23,273   15.64        8.00       10.00

  Leverage capital                   21,865   10.44        3.00        5.00

As the above table illustrates, the Company exceeds both the minimum and "well capitalized" regulatory capital requirements at September 30, 1998. Management does not anticipate any future activity that would have a negative impact on any of these ratios. Also, management is not aware of any current recommendations by the regulatory agencies that will have a material effect on future earnings, liquidity or capital of the Company.

LIQUIDITY

The principal functions of the Bank's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. One measure that the Bank uses to monitor liquidity is the liquidity ratio which assesses the relationship between certain earning assets, customer deposits and short-term interest bearing liabilities. This ratio was 10.5% of total assets as of September 30, 1998 compared to 7.3% at December 31, 1997. The increase is due to higher balance levels in federal funds sold which increased $7.4 million. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the net loans to deposits ratio.
The net loans (including loans held for sale) to deposits ratio was at 84.5% at September 30, 1998 as compared to 86.7% at December 31, 1997 and 85.1% at September 30, 1997. The decrease from December 1997 was brought about by deposit growth exceeding loan growth by $4.8 million. The Bank's liquidity plan allows for the use of long-term advances or short-term lines of credit with the Federal Home Loan Bank ("FHLB") as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk as well. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At September 30, 1998, the Company continued to have one such matched funding loan outstanding totaling $527,000.

The Company continues to also have short-term borrowing availability through
FHLB which are of two types, "RepoPlus" advances and "Flexline".   "RepoPlus"
advances are short-term borrowings maturing within one year, bear a fixed rate of interest and are subject to prepayment penalty. "Flexline" advances also mature within one year and bear a variable rate of interest that reprices daily. There are no repayment penalties for these borrowings. There were no advances outstanding for either of these products at September 30, 1998.

In addition to borrowing from the FHLB as a source for liquidity, as mentioned earlier, the Company also continued activity in the secondary mortgage market. Specifically, the Company continues to sell fixed rate residential real estate mortgages to Freddie Mac. The sales to Freddie Mac not only provide an opportunity for the Bank to remain competitive in the market place by allowing it to offer a fixed rate mortgage product, but also provides an additional source of liquidity. Loan sales on the secondary market also provides management an additional tool to use in managing interest rate risk exposure within the balance sheet. The Bank continues to service all loans sold to Freddie Mac.

The Statement of Cash Flows, for the nine month period ended September 30, 1998, indicates an increase in cash and cash equivalents of $2.3 million. Cash was provided during the period from the net increase in deposits of $6.6 million, the sale of fixed rate mortgages of $12.1 million and repayments of investment securities of $6.6 million. Cash was used during the period for the origination of loans held for sale of $11.9 million and for the purchase of securities available for sale of $8.0 million. In addition, cash was also used to repay $2.0 million "RepoPlus" advances. Dividends paid during the nine month period ended September 30, 1998 totaled $662,000. Cash and cash equivalents totaled $24.1 million at September 30, 1998, an increase of $2.3 million from $21.8 million at December 31, 1997.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

YEAR 2000

Many older computer systems use two digits to identify the year. These systems, if not adapted to accurately identify years beyond 1999, could fail or produce erroneous results for the year 2000 and beyond. The Company's primary computer processing system was purchased from and is maintained by a national computer software vendor, Jack Henry & Associates, ("JHA"). During the second quarter of 1998, JHA issued a Y2K certification letter for its products. In addition, JHA also issued a software warranty to all banks that have a valid license agreement and support/maintenance agreement. The Company has such valid agreements with JHA. Despite the certification and software warranty, the Company is still required to perform Y2K testing, accordingly, during the third quarter of 1998, the Company performed its testing of its mission critical core processing applications with results producing no foreseeable Year 2000 problems. Testing of ancillary applications will continue throughout the remainder of 1998.

In compliance with regulatory guidelines, the Company is developing a contingency plan for the Year 2000. Because the Company's mission critical core processing applications are deemed to be Y2K ready, the contingency plan is more of a procedural plan and course of action should any unforeseen problems arise. Depending upon the nature and severity of any potential failures, the plan would allow for acceptable time frames for problem resolution and a hierarchy of contacts within both JHA and the Company. Manual or personal computer processing would substitute for any failures of non-mission critical applications.

In addition to evaluating the Company's own Y2K preparedness, it also has evaluated the readiness of its vendors and customers. The Company sent letters and questionnaires to its various vendors for evidence of their Year 2000 preparedness. In addition, the Company, through the use of questionnaires and Company sponsored seminars, solicited information about Year 2000 preparedness from its own loan and deposit customers. Management does not believe that any exposure to the Company from its vendors or customers as they relate to Year 2000 issues pose any significant risk to the Company.

Management anticipates costs of approximately $50,000 over the course of the project. These costs do not include costs for reallocation of existing resources toward the resolution of the issue.

Given the results of testing performed to date, management does not anticipate the Year 2000 issue to have a material effect upon the future earnings, capital or liquidity of the Company.

RISK ELEMENTS

The following schedule presents the non-performing assets for the last five quarters:

                                            Sept         Jun           Mar            Dec          Sept
                                            1998         1998          1998           1997         1997
                                           ------       ------        ------         ------       ------
                                                              (dollars in thousands)
NON-PERFORMING AND RESTRUCTURED LOANS

  Loans past due 90 days or more           $   79       $  268        $   31         $   18       $  104
  Non-accrual loans                         1,574        1,266         1,182          1,335        1,192
  Restructured loans                            0            0             0              0            0
                                           ------       ------        ------         ------       ------
    Total non-performing
      and restructured loans                1,653        1,534         1,213          1,353        1,296
                                           ------       ------        ------         ------       ------
OTHER NON-PERFORMING ASSETS

  Other real estate owned                     138          138            48              1           20
  Repossessed assets                            4           22            26             24           31
                                           ------       ------        ------         ------       ------
    Total other non-performing assets         142          160            74             25           51
                                           ------       ------        ------         ------       ------
    TOTAL NON-PERFORMING ASSETS            $1,795       $1,694        $1,287         $1,378       $1,347
                                           ======       ======        ======         ======       ======

   Non-performing and restructured loans
   as a percentage of total loans (1)        1.04 %       0.97 %        0.76 %         0.86 %       0.85 %

   Non-performing assets and
   restructured loans as a
   percentage of total loans
   and other non-performing
   assets and restructured loans(1)          1.13 %       1.07 %        0.81 %         0.87 %       0.88 %
(1) Excludes loans held for sale.

The allowance for loan losses at September 30, 1998, totaled $1,408,000 or 0.88% of total loans (including loans held for sale) as compared to $1,299,000 or 0.82% at December 31, 1997. Provisions for loan losses were $206,000 for the nine months ended September 30, 1998 and $150,000 for the period ended September 30, 1997.

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

At September 30, 1998, the Company had impaired loans of $593,000, all of which were restructured. At September 30, 1997, the impaired loans totaled $737,000 all of which were restructured. The average investment in impaired loans during the period ended September 30, 1998 was $593,000. Impaired loans had a general loan loss reserve allocation of $90,000 at September 30, 1998.
A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. The Company had other real estate owned at September 30, 1998 of $138,000 which is comprised of one foreclosed property.

Non-performing loans totaled $1,653,000 at September 30, 1998, an increase of $119,000 from their level of $1,534,000 at June 30, 1998. The increase is primarily due to an increase in non-accrual loans of $308,000 during the period. That increase is offset by a $189,000 decrease in loans past due 90 days or more. Non-performing loans as a percent of total loans were 1.04% at September 30, 1998 as compared to 0.86% at December 31, 1997 and 0.85% at September 30, 1997.

Other real estate owned at September 30, 1998 was $138,000, which is the result of foreclosure activity during the second quarter on a single commercial property. Management believes none of the non-performing assets, including other real estate owned, at September 30, 1998, pose any significant risk to the operations, liquidity or capital position of the Company.

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


Slippery Rock Financial Corporation
              (Registrant)


Date:    November 02, 1998                   By: /s/ William C. Sonntag
         -----------------                       ----------------------
                                                 William C. Sonntag,
                                                 President & CEO



Date:    November 02, 1998                   By: /s/ Mark A. Volponi
         -----------------                       -------------------
                                                 Mark A. Volponi
                                                 Treasurer