Form 10-K
period 1998-12-31
SLIPPERY ROCK FINANCIAL CORP
filed 1999-03-31
CIK 884782

              FORM 10-K-ANNUAL REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

X ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ FEE REQUIRED]

For the fiscal year ended December 31, 1998

    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE A 1934 [NO FEE REQUIRED]

For the transition period from           to           .
                              -----------  -----------

Commission file Number: 0-21720

                   SLIPPERY ROCK FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                          25 - 1674381
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

100 South Main Street
Slippery Rock, Pennsylvania                           16057 - 1245
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (724) 794-2210

Securities registered pursuant to Section 12(b) of the Act:  Not Applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value

Indicate by check mark whether the registrant (l) has filed all reports required to Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes   X     No
     ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price as of December 31, 1998, is $37,424,353.

The number of shares outstanding of the issuer's Common Stock, as of March 1, 1999, was 2,764,248 shares of Common Stock, par value $0.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part I      Annual Report to Shareholders for Fiscal year Ended
            December 31, 1998

Part III Proxy statement for the 1999 Annual Meeting of shareholders to be held April 20, 1999

                  Page 1 of 58 Pages with Exhibits
                  Page 1 of 10 Pages without Exhibits
                  Exhibit Index on Page 11

SLIPPERY ROCK FINANCIAL CORPORATION
FORM 10-K

Index

Part I                                                                 Page

Item 1.   Business                                                      4-5

Item 2.   Properties                                                     5

Item 3.   Legal Proceedings                                              5

Item 4.   Submission of Matters to a Vote of Security Holders            5



Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                            6

Item 6.   Selected Financial Data                                        6

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation                             6

Item 7A.  Quantitive and Qualitive Disclosures About Market Risk        6-7

Item 8.   Financial Statements and Supplementary Data                    7

Item 9.   Changes in and disagreements with Accountants on Accounting
          and Financial Disclosures                                      7

Part III

Item 10.  Directors and Executive Officers of the Registrant             7

Item 11.  Executive Compensation                                         7

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                 7

Item 13.  Certain Relationships and Related Transactions                 7

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                            8


Signatures                                                              9-10

Index to Exhibits                                                       11

SLIPPERY ROCK FINANCIAL CORPORATION
FORM 10K
Part I

Item 1.   Business

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

Supervision and Regulation
--------------------------

The Company is subject to the jurisdiction of the Securities and Exchange Commission ("SEC"). In addition, Slippery Rock Financial Corporation is also subject to the provisions of the Bank Holding Company Act of 1956, as amended ("Bank Holding Company Act") and to the supervision of the Federal Reserve Board. The Bank Holding Company Act requires Slippery Rock Financial Corporation to receive prior approval of the Federal Reserve Board before it owns or controls more than 5% of the voting shares of any financial institution.

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

History and Business - Bank
---------------------------

The Bank's headquarters are located at 100 South Main Street, Slippery Rock, Pennsylvania 16057. The Bank had total assets, liabilities and total equity of $215,754,000, $191,623,000 and $24,131,000 respectively at December 31,
1998.

The Bank is a full service financial institution, whose products and services include the accepting of time and demand deposits, and the origination of secured and unsecured commercial, mortgage and consumer loans. In addition to these services, the Bank also has a full service trust division, that not only offers traditional trust services, but the sale of mutual funds and annuities as well. The Bank's business is not seasonal in nature.

At December 31, 1998, the Bank had 83 full-time employees and 20 part- time employees.

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

Item 2.   Properties

The Bank has a full service drive through branch facility in addition to the Main banking facility in Slippery Rock, Pennsylvania, as well as one full service branch facility each in the communities of Prospect, Portersville, Harrisville, and Grove City, Pennsylvania. The Bank also has an operations center located in Slippery Rock Township. In addition, in 1999 the Bank moved its trust department to a freestanding facility in Slippery Rock. While the Bank owns all of its facilities, it is subject to a real estate mortgage obligation at its Prospect, Pennsylvania location. The details of which can be found in note 9 of the notes to financial statements on page 13 of the Company's 1998 annual report.

In addition, on September 4, 1997, the Bank acquired certain assets and deposit liabilities of the Slippery Rock, Pennsylvania office of First Western Bank, F.S.B. The transaction was accounted for as a purchase. The Bank assumed the deposit liabilities of the office and acquired premises and equipment. The purchased branch was subsequently closed with all assets and liabilities being combined with the Bank's Main Street branch. In 1998, the Bank renovated the purchased facility for the purposes of housing the Bank's expanded trust services division.

Slippery Rock Financial Corporation's headquarters are located at the Bank's Main office facility at 100 South Main Street, Slippery Rock, Pennsylvania, 16057. The Company pays no rent or other form of consideration for the use of the facility as its corporate headquarters.

Item 3.    Legal Proceedings

           (Not Applicable)

Item 4.    Submission of Matters to a Vote of Security Holders

           (Not Applicable)

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

The information required by this Item pertaining to Market for Common Equity and Related Stockholder Matters is included in the Company's 1998 Annual report on page 34, and is incorporated herein by reference.

Item 6.    Selected Financial Data

The information required by this Item pertaining to Selected Financial Data is included in the Company's 1998 Annual report on page 2, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item pertaining to Management's Discussion and Analysis of Financial Condition and Results of Operations is included in the Company's 1998 Annual report on pages 21 through 34, and is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Market risk for the Company is comprised primarily from interest rate risk
exposure and liquidity risk.   Since virtually all of the interest-earning
assets and paying liabilities are at the Bank, virtually all of the interest rate risk and liquidity risk lies at the Bank level. The Bank is not subject to currency exchange risk or commodity price risk, and has no trading portfolio, and therefore, is not subject to any trading risk. In addition, the Bank does not participate in hedging transactions such as interest rate swaps and caps. Changes in interest rates will impact both income and expense recorded and also the market value of long-term interest-earning assets. Interest rate risk and liquidity risk management is performed at the Bank level. Although the Bank has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in the immediate trade area.

One of the principal functions of the Company's asset/liability management program is to monitor the level to which the balance sheet is subject to interest rate risk. The goal of the asset/liability program is to manage the relationship between interest rate sensitive assets and liabilities, thereby minimizing the fluctuations in the net interest margin, which achieves consistent growth of net interest income during periods of changing interest rates.

Interest rate sensitivity is the result of differences in the amounts and repricing dates of a bank's rate sensitive assets and rate sensitive liabilities. These differences, or interest rate repricing "gap", provide an indication of the extent that the Company's net interest income is effected by future changes in interest rates. During a period of rising interest rates, a positive gap, a position of more rate sensitive assets than rate sensitive liabilities, is desired. During a falling interest rate environment, a negative gap is desired, that is, a position in which rate sensitive liabilities exceed rate sensitive assets.

At December 31, 1998, the Company had a cumulative negative gap of $27,732,000 at the one year horizon. The gap analysis indicates that if interest rates were to rise 100 basis points (1.00%), the Company's net interest income would decline at the one year horizon because the Company's rate sensitive liabilities would reprice faster than rate sensitive assets. Conversely, if rates were to fall 100 basis points, the Company would earn more in net interest income.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments .

The simulation also calculates net interest income based upon estimates of the largest foreseeable rate increase or decrease, (+or - 200 basis points or 2.00%). The current analysis indicates that, given a 200 basis point overnight movement in interest rate, the Bank would experience a potential $220,000 or 2% change in net interest income. It is important to note, however, that this exercise would be of a worst case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities which in turn will effect the net interest income. It is important to note; however, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

Much of the Bank's deposits have the ability to reprice immediately; however, deposit rates are not tied to an external index. As a result, although changing market interest rates impact repricing, the Bank retains much of the control over repricing by determining itself the extent and timing of
repricing of deposit products.   In addition, the Bank maintains a significant
portion of its investment portfolio as available for sale securities and also has a significant variable rate loan portfolio which is used to offset rate sensitive liabilities.

Changes in market interest rates can also affect the Bank's liquidity position through the impact rate changes may have on the market value of the available for sale portion of the investment portfolio. Increases in market rates can adversely impact the market values and therefore, make it more difficult for the Bank to sell available for sale securities needed for general liquidity purposes without incurring a loss on the sale. This issue is addressed by the Bank with the use of borrowings from the Federal Home Loan Bank ("FHLB") and the selling of fixed rate mortgages as a source of liquidity to the Bank.

The Company's liquidity plan allows for the use of long-term advances or short-term lines of credit with the FHLB as a source of funds. Borrowing from FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest risk as well. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans.

In addition to borrowing from the FHLB as a source for liquidity, the Company also participates in the secondary mortgage market. Specifically, the Company sells fixed rate, residential real estate mortgages to the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The sales to Freddie Mac not only provide an opportunity for the Bank to remain competitive in the market place, by allowing it to offer a fixed rate mortgage product, but also provides an additional source of liquidity and an additional tool for management to limit interest rate risk exposure. The Bank continues to service all loans sold to Freddie Mac.

Item 8.    Financial Statements and Supplementary Data

The Company's consolidated financial statements and notes thereto contained in the 1998 Annual Report are filed as Exhibit 13 hereto and are incorporated in their entirety by reference under this item.

                                                               Annual Report
                                                                   Page
-----------------------------------------------------------------------------
       Consolidated Balance Sheet                                    3

       Consolidated Statement of Income                              4

       Consolidated Statement of Changes in Stockholders equity      5

       Consolidated Statement of Cash Flows                          6

       Notes to Consolidated Financial Statements                   7-19

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

(Not Applicable)

Part III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this Item pertaining to directors of the Company is included in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders on pages 4 and 5 and page 11 and is incorporated herein by reference.

Item 11.   Executive Compensation

The information required by this Item is included in the 1999 Proxy Statement in the Executive Compensation section on pages 6 through 11, and is incorporated herein by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is included in the 1999 Proxy Statement in the Voting Securities section on pages 1 through 3, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

The information required by this Item is included in the 1999 Proxy Statement in the Transactions with Management section on page 12, and is incorporated herein by reference.

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following table presents those exhibits required by Item 601 of Regulation S-K

Slippery Rock Financial Corporation
Form 10-K Exhibit List

       (a)     Exhibits required by Item 601 of Regulation S-K:

Exhibit Number

2             N/A

3(i) Articles of Incorporation filed on March 6, 1992 as Exhibit 3(i) to Registration Statement on Form S-4 (No. 33-46164) and incorporated herein by reference.

3(ii) By-laws filed on March 6, 1992 as Exhibit 3(ii) to Registration Statement on Form S-4 (No. 33-46164) and incorporated herein by reference.

4             N/A

9             N/A

10            N/A

11            N/A

12            N/A

13 Annual Report to Shareholders for Fiscal Year Ended December 31, 1998 filed with the Commission on March 31, 1999 and incorporated herein by reference.

16            N/A

18            N/A

21            List of subsidiaries

22            N/A

23            N/A

24            N/A

27            Financial Data Schedule

28            N/A

99.1 Notice of Annual Meeting, Proxy Statement and form of Proxy for Annual Meeting of Shareholders to be held on April 20, 1999 filed with the Commission on March 31, 1999 and incorporated herein by reference.

99.2          Accountant's Opinion

              (b)     Reports on Form 8 - K
                      None

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Slippery Rock Financial Corporation

By:    /s/ William C. Sonntag
       -------------------------
       William C. Sonntag
       President & CEO
Date:  March 16, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By::   /s/ Mark A. Volponi
       -------------------------
       Mark A. Volponi
       Treasurer
Date:  March 16, 1999


By:    /s/ Eleanor L. Cress
       -------------------------
       Eleanor L. Cress
       Secretary
Date:  March 16, 1999

By:    /s/ John W. Conway
       -------------------------
       John W. Conway
       Director
Date:  March 16, 1999

By:    /s/ Grady W. Cooper
       -------------------------
       Grady W. Cooper
       Director
Date:  March 16, 1999

By:    /s/ Robert M. Greenberger
       -------------------------
       Robert M. Greenberger
       Director
Date:  March 16, 1999

By:    /s/ Robert E. Gregg
       -------------------------
       Robert E. Gregg
       Director
Date:  March 16, 1999

By:    /s/ William D. Kingery
       -------------------------
       William D. Kingery
       Director
Date:  March 16, 1999

By:    /s/ Paul M. Montgomery
       -------------------------
       Paul M. Montgomery
       Director
Date:  March 16, 1999

By:    /s/ S. P. Snyder
       -------------------------
       S. P. Snyder
       Director
Date:  March 16, 1999

By:    /s/ William C. Sonntag
       -------------------------
       William C. Sonntag
       Director
Date:  March 16, 1999

By:    /s/ Charles C. Stoops, Jr.
       -------------------------
       Charles C. Stoops, Jr.
       Director
Date:  March 16, 1999

By:    /s/ Norman P. Sundell
       -------------------------
       Norman P. Sundell
       Director
Date:  March 16, 1999

                            Index to Exhibits


Item Number                   Description
-----------------------------------------------------------------------

     21                List of Subsidiaries

     99.2              Report of Independent Auditors