Form 10-Q
period 1999-03-31
SLIPPERY ROCK FINANCIAL CORP
filed 1999-05-14
CIK 884782

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended   March 31, 1999

                                    OR

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    ---------------

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the
past 90 days.     YES   X     NO
                       ---        ---

As of March 31, 1999, there were 2,764,248 shares outstanding of the issuer's class of common stock.

                  Slippery Rock Financial Corporation
               INDEX TO QUARTERLY REPORT ON FORM 10-Q




Part I     Financial Information                                    Page
                                                                    ----

           Item 1.  Financial Statements (unaudited)

                    Consolidated Balance Sheet, March 31, 1999        3
                    and December 31, 1998

                    Consolidated Statements of Income
                    Three months ended March 31, 1999 and 1998        4

                    Consolidated Statement of Changes in
                    Stockholders' Equity
                    Three months ended March 31, 1999                 5

                    Consolidated Statement of Cash Flows
                    Three months ended March 31, 1999 and 1998        6

                    Notes to Consolidated Financial Statements        7

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     8

           Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk.                                12

Part II    Other Information                                          13

           Item 4   Submission of Matters to a Vote
                       of security Holders.                           13

           Item 6   Exhibits and Reports on Form 8-K                  14

           Signatures                                                 15

             Slippery Rock Financial Corporation and Subsidiary
                      CONSOLIDATED BALANCE SHEET
                        (Unaudited - $ in 000)


                                               March 31,    December 31
                                                 1999          1998
                                               --------      --------

ASSETS
  Cash and due from banks                     $   8,985     $   8,619
  Interest-bearing deposits in other banks        8,128         8,015
  Federal funds sold                             10,800         6,400
  Mortgage loans held for sale                    2,047         2,468
  Investment securities:
    Available for sale                           20,300        18,197
    Held to maturity (market value
      $3,720 and $3,736)                          3,640         3,644
  Loans                                         158,660       160,854
  Less allowance for loan losses                  1,469         1,410
                                               --------      --------

               Net loans                        157,191       159,444
  Premises and equipment                          4,453         4,405
  Accrued interest and other assets               4,792         4,581
                                               --------      --------

               Total assets                   $ 220,336     $ 215,773
                                               ========      ========

LIABILITIES
  Deposits:
    Noninterest-bearing demand                $  31,502     $  31,244
    Interest-bearing demand                      24,671        22,821
    Savings                                      21,368        20,698
    Money market                                 24,116        23,704
    Time                                         92,451        91,682
                                               --------      --------

               Total deposits                   194,108       190,149

Long-term debt                                      331           333
Accrued interest and other liabilities            1,157         1,036
                                               --------      --------

               Total liabilities                195,596       191,518
                                               --------      --------

STOCKHOLDERS' EQUITY
  Common stock (par value $0.25; authorized
    shares 12,000,000; issued and outstanding
    2,764,248 and 2,763,648)                        691           691
  Surplus                                        10,459        10,448
  Retained earnings                              13,594        13,030
  Accumulated other comprehensive income/(loss)      (4)           86
                                               --------      --------

                Total stockholders' equity       24,740        24,255
                                               --------      --------

                Total liabilities and
                  stockholders' equity         $220,336      $215,773
                                               ========      ========



See accompanying notes to the consolidated financial statements.

               Slippery Rock Financial Corporation and Subsidiary
                      CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited - $ in 000 except per share amounts)

                                                     Three Months Ended
                                                         March 31,
                                                    1999           1998
                                                  ---------      ---------
INTEREST INCOME
  Loans, including fees                          $    3,595     $    3,538
  Interest-bearing deposits in other banks              105              1
  Federal funds sold                                    121            193
  Interest on investment securities:
    Taxable                                             129            154
    Exempt from federal income tax                      156            123
    Dividends                                            16             14
                                                  ---------      ---------
                Total interest income                 4,122          4,023
                                                  ---------      ---------
INTEREST EXPENSE
  Deposits                                            1,697          1,762
  Borrowed funds                                          5             11
                                                  ---------      ---------
                Total interest expense                1,702          1,773
                                                  ---------      ---------
NET INTEREST INCOME                                   2,420          2,250
  Provision for loan losses                             105             69
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                     2,315          2,181
                                                  ---------      ---------

OTHER INCOME
  Service charges on deposit accounts                   144            147
  Trust department income                                47             14
  Net gain on sales of loans                            113             51
  Net loss on sales of investments                        -              -
  Other income                                          138            119
                                                  ---------      ---------
                Total other income                      442            331
                                                  ---------      ---------
OTHER EXPENSE
  Salaries and employee benefits                        787            724
  Occupancy expense, net                                 96             80
  Furniture and equipment expense                       230            165
  Data processing expense                                51             53
  Stationery, printing and supplies                      42             32
  Pennsylvania shares tax                                55             51
  Other                                                 335            326
                                                  ---------      ---------
                Total other expense                   1,596          1,431
                                                  ---------      ---------

Income before income taxes                            1,161          1,081
Income tax expense                                      348            320
                                                  ---------      ---------

NET INCOME                                       $      813     $      761
                                                  =========      =========

PER SHARE DATA
    Average shares for the period                 2,764,248      2,758,775
    Earnings per share                           $     0.29     $     0.28
    Dividends paid                               $     0.09     $     0.08


     See accompanying notes to the consolidated financial statements.

                        Slippery Rock Financial Corporation and Subsidiary
                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                     (Unaudited - $ in 000)

                                                                  Accumulated
                                                                    Other
                                 Common   Capital     Retained   Comprehensive              Comprehensive
                                 Stock    Surplus     Earnings   Income/(Loss)    Total         Income
                                 ------------------------------------------------------------------------
Balance, December 31, 1998       $691     $10,448      $13,030       $86         $24,255

Net Income                                                 813                       813         $813
Net unrealized loss on securities                                    (90)            (90)         (90)
Stock options exercised                        11                                     11
Cash dividends ($0.09 per share)                          (249)                     (249)
                                 ------------------------------------------------------------------------
Balance, March 31, 1999          $691     $10,459      $13,594       ($4)        $24,740         $723
                                 ========================================================================

See accompanying notes to the consolidated financial statements.

               Slippery Rock Financial Corporation and Subsidiary
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited - $ in 000)

                                                      Three Months Ended
                                                           March 31,
                                                       1999        1998
                                                     --------    --------
OPERATING ACTIVITIES
  Net income                                        $     813   $     761
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Provision for loan losses                             105          69
    Depreciation and amortization                         238         184
    Deferred taxes                                        (19)         (3)
    Origination of loans held for sale                 (8,498)     (4,663)
    Proceeds from sales of loans held for sale          9,032       4,163
    Gain on sale of loans                                (113)        (51)
    Decrease in accrued interest receivable                85          22
    Increase (decrease) in accrued interest payable       (29)         12
    Other, net                                           (144)        301
                                                     --------    --------

      Net cash provided by operating activities         1,470         795
                                                     --------    --------

INVESTING ACTIVITIES
  Investment securities available for sale:
    Repayments                                          1,800       1,848
    Purchases                                          (4,044)     (5,844)
  Investment securities held to maturity:
    Repayments                                              4         716
  Decrease (increase) in loans, net                     2,148      (1,837)
  Purchase of premises and equipment                     (220)       (134)
  Other investing activities                                -         (48)
                                                     --------    --------

      Net cash used for investing activities             (312)     (5,299)
                                                     --------    --------

FINANCING ACTIVITIES
  Increase in deposits, net                             3,960       4,134
  Payments on short term borrowings                         -      (2,000)
  Payments on borrowed funds                               (2)         (2)
  Proceeds from stock options exercised                    11           3
  Cash dividends paid                                    (249)       (207)
                                                     --------    --------

      Net cash provided by financing activities         3,720       1,928
                                                     --------    --------

      Increase (decrease) in cash and
         cash equivalents                               4,878      (2,576)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       15,035      21,817
                                                     --------    --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  19,913   $  19,241
                                                     ========    ========

Cash payment for interest                           $   1,731   $   1,761
Cash payments for income taxes                      $      25   $     100

See accompanying notes to the consolidated financial statements.

                 Slippery Rock Financial Corporation and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS PER SHARE

There are no convertible securities which would affect the net income required to be used in calculating basic and diluted earnings per share, as such, net income as presented on the consolidated statement of income is used for computation purposes.

The average shares outstanding for both basic and diluted earnings per share are 2,764,248 at March 31, 1999 and 2,758,775 at March 31, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1999 and 1998
------------------------------------------------------------

Total interest income of $4,122,000 for the three month period ended March 31, 1999 compares to $4,023,000 for the same three month period in 1998, an increase of $99,000 or 2.46%. The overall increase in total interest income is attributed to an increase in interest-bearing deposits in other banks of $104,000. The increase from interest-bearing deposits in other banks is due to two short-term certificates at the Federal Home Loan Bank of Pittsburgh.

Total interest expense of $1,702,000 for the three month period ended March 31, 1999 represents a decrease of $71,000 from the $1,773,000 reported for the same three month period in 1998. The decrease in interest expense is due to repricings in the fourth quarter of 1998. Total deposits increased $8,749,000 from $185,359,000 for the period ended March 31, 1998 to $194,108,000 during the same period in 1999. The Bank's cost of funds at March 31, 1999 was 4.19%, down from a level of 4.47% at March 31, 1998.

Net interest income of $2,420,000 for the three months ended March 31, 1999 compares to $2,250,000 for the same three month period in 1998, an increase of $170,000.

Total other income for the three month period ended March 31, 1999 of $442,000 compared to $331,000 for the three month period ended March 31, 1998, an increase of $111,000. The increase is derived from an increase in gains on the sale of loans of $62,000 and an increase in trust department income of $32,000. The increase in gains on the sale of loans was primarily due to a $90,000 recognition of income pertaining to mortgage servicing rights. In the first quarter of 1999 the amount of loans sold was $9.0 million with a net gain of $23,000 compared to the $4.0 million sold in the first quarter 1998
with a gain of $51,000.   The increase in trust department income is derived
from an increase in the volume of trust assets.

Total other expense of $1,596,000 for the three months ended March 31, 1999 compares to $1,431,000 for the same three month period in 1998. This represents an increase of $165,000 or 11.53%. The increase is derived from an increase in salaries and employee benefits expense of $63,000, equipment expense of $65,000, and net occupancy expense of $16,000. The increase in salary and employee benefits is attributed to normal annual salary increases and to staff additions in the loan processing and trust areas as a result of growth within those departments. Equipment expense increased due to acquisitions and increased depreciation expense. Net occupancy expense increased primarily due to an increase in building depreciation due to the construction of the new Plaza office and remodeling of the Trust office in 1998.

Net income for the three month period ended March 31, 1999 was $813,000, an increase of $52,000 from the $761,000 reported at March 31, 1998. Earnings per share for the three month period ended March 31, 1999 were $0.29, an increase of $0.01 from $0.28 per share earned during the same three month period in 1998.

Financial Condition
-------------------

Total assets increased $4.6 million or 2.11% from $215.8 million at December 31, 1998 to $220.3 million at March 31, 1999. Available for sale securities increased $2.1 million during the period, resulting from net purchases of tax-free municipal bonds. Also, federal funds sold increased $4.4 million from $6.4 million at December 31, 1998 to $10.8 million at March 31, 1999. Those increases were offset by a reduction in net loans of $2.3 million, and a $421,000 decrease in mortgage loans held for sale.

Total deposits of $194.1 million at March 31, 1999 represented an increase of $4.0 million or 2.1% from $190.1 million at December 31, 1998. All deposit products had net increases during the period. The largest increase was within the interest-bearing demand accounts. Interest-bearing demand accounts increased $1.8 million from $22.8 million at December 31, 1998 to $24.7 million at March 31, 1999. Time certificates increased $769,000 from $91.7 million at December 31, 1998 to $92.5 million at March 31, 1999.

At March 31, 1999, the Bank serviced approximately $40.8 million in sold fixed rate mortgages. Sales of fixed rate mortgages to "Freddie Mac" during the first quarter of 1999 totaled $9.0 million with a net gain of $23,000. Although the Bank does anticipate the sale of an additional $2.0 million during the second quarter of 1999, it had no unfunded commitments to sell at March 31, 1999. Management does anticipate future sales of fixed rate mortgages; however, the extent to which the Bank participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Bank and interest rate risk exposure.
Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

At March 31, 1999, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at March 31, 1999:

                                        Actual          Minimum     Well
                                   ----------------
                                   Amount    Ratio       Ratio   Capitalized
                                   -------   ------     -------- -----------

   Tier 1 risk - based capital    $ 22,882   15.31 %      4.00 %   6.00 %

   Total risk - based capital       24,351   16.30        8.00    10.00

   Leverage capital                 22,882   10.55        4.00     5.00

As the above table illustrates, the Company exceeds both the minimum and "well capitalized" regulatory capital requirements at March 31, 1999. Management does not anticipate any future activity that would have a negative impact on any of these ratios. Also, management is not aware of any current recommendations by the regulatory agencies that will have a material effect on future earnings, liquidity or capital of the Company.

LIQUIDITY

The principal functions of the Bank's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. One measure that the Bank uses to monitor liquidity is the liquidity ratio which assesses the relationship between certain earning assets, customer deposits and short-term interest bearing liabilities. This ratio was 12.0% of total assets as of March 31, 1999 compared to 9.0% at December 31, 1998. The increase is due to higher balance levels in federal funds sold which increased $4.4 million during the period. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the net loans to deposits ratio.
The net loans (including loans held for sale) to deposits ratio was at 82.0% at March 31, 1999 as compared to 85.1% at December 31, 1998 and 86.0% at March 31, 1998. The decrease from December 1998 was brought about by deposit growth of $4.0 million and a decrease in loan growth of $2.7 million. The Bank's liquidity plan allows for the use of long-term advances or short- term lines of credit with the Federal Home Loan Bank ("FHLB") as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk as well. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At March 31, 1999, the Company continued to have one such matched funding loan outstanding totaling $318,000.

The Company continues to also have short-term borrowing availability through FHLB "RepoPlus" advances. "RepoPlus" advances are short-term borrowings maturing within one year, bear a fixed rate of interest and are subject to prepayment penalty. There were no advances outstanding for the RepoPlus product at March 31, 1999.

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

The Statement of Cash Flows, for the three month period ended March 31, 1999, indicates an increase in cash and cash equivalents of $4.9 million. Cash was provided from the net increase in deposits of $4.0 million, the sale of fixed rate mortgages of $9.0 million and repayments of investment securities available for sale of $1.8 million. Cash was used during the period for the origination of loans held for sale of $8.5 million and for the purchase of securities available for sale of $4.0 million. Dividends paid during the three month period ended March 31, 1999 totaled $249,000. Cash and cash equivalents totaled $19.9 million at March 31, 1999, an increase of $4.9 million from $15.0 million at December 31, 1998.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

YEAR 2000

State of Readiness
------------------

Many older computer systems use two digits to identify the year. These systems, if not adapted to accurately identify years beyond 1999, could fail or produce erroneous results for the year 2000 and beyond, which could result in entire system failures or disruptions of normal daily business operations.

The Company's primary computer processing system was purchased from and is maintained by a national computer software vendor, Jack Henry & Associates, ("JHA"). During the second quarter of 1998, JHA issued a Y2K certification letter for its products. In addition, JHA also issued a software warranty to all banks that have a valid license agreement and support/maintenance agreement. The Company has such valid agreements with JHA. Despite the certification and software warranty, the Company was still required to perform Y2K testing, accordingly, during the third quarter of 1998, the Company performed its testing of its mission critical core processing applications with results producing no foreseeable Year 2000 problems. Testing of ancillary applications occurred through out 1998 and is continuing in 1999.

Risk Assessment
---------------

Although the Company views the Y2K issue to pose little or no effect on its core processing systems, the Company recognizes that computer systems are very much interdependent. Accordingly, the Company, through the use of letters and questionnaires, has communicated with third party vendors of ancillary systems, suppliers and various utilities as to their Y2K preparedness. In addition, the Company, through the use of questionnaires and Company sponsored seminars, provided Y2K information to and solicited information from its own significant loan and deposit customers as to their Y2K preparedness. Management does not believe that any exposure to the Company from its vendors or customers as they relate to Y2K issues pose any significant risk to the Company.

Costs
-----

Because Management views its core processing system to be Y2K ready, little or no programming costs will be incurred for its core systems. Most costs are related to planning and internal testing and validation which will be expensed as incurred. Exclusive of costs for planning and testing, management anticipates direct billing costs of approximately $50,000 over the course of the project. Direct billings of $18,000 had been expensed through the period ended March 31, 1999 for costs pertaining to off site testing of core processing applications. There can be no guarantee that these estimates will be achieved and actual results could differ from forecasted.

Contingency Plan
----------------

Should any unforeseen problems arise, the Company continues to update and modify its contingency plan for the Year 2000. Primarily, manual or personal computer processing would substitute for application failures. The plan allows for procedural methods and acceptable time frames for problem resolution within both JHA and the Company.

RISK ELEMENTS

The following schedule presents the non-performing assets for the last five quarters:

                                            Mar           Dec           Sept          Jun           Mar
                                            1999          1998          1998          1998          1998
                                          ------        ------        ------        ------        ------
                                                  (dollars in thousands)

Non-performing and restructured loans

  Loans past due 90 days or more          $    47       $    50       $    79       $   268       $    31
  Non-accrual loans                         1,156         1,871         1,574         1,266         1,182
  Restructured loans                            -             -             -             -             -
                                          -------       -------       -------       -------       -------
    Total non-performing
      and restructured loans                1,203         1,921         1,653         1,534         1,213
                                          -------       -------       -------       -------       -------
Other non-performing assets

  Other real estate owned                     138           138           138           138            48
  Repossessed assets                            9            38            22            22            26
                                          -------       -------       -------       -------       -------
    Total other non-performing assets         147           176           160           160            74
                                          -------       -------       -------       -------       -------
    Total non-performing assets           $ 1,350       $ 2,097       $ 1,813       $ 1,694       $ 1,287
                                          =======       =======       =======       =======       =======

      Non-performing and restructured
      loans as a percentage of total
      loans(1)                               0.76 %        1.19 %        1.04 %        0.97 %        0.76 %

      Non-performing assets and
      restructured loans as a
      percentage of total loans
      and other non-performing
      assets and restructured loans(1)       0.85 %        1.30 %        1.14 %        1.07 %        0.81 %
(1) Excludes loans held for sale.

The allowance for loan losses at March 31, 1999, totaled $1,469,000 or 0.91% of total loans (including loans held for sale) as compared to $1,410,000 or 0.86% at December 31, 1998. Provisions for loan losses were $105,000 for the three months ended March 31, 1999 and $69,000 for the period ended March 31, 1998.

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

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At December 31, 1998, the Company had impaired loans of $593,000 and at March 31, 1999 there were no impaired loans.

Impaired loans at December 31, 1998 consisted of loans to a single borrower which were also classified as nonaccrual. However, as a result of the sale of the borrower's business enterprise during the first quarter of 1999, the Bank not only received payment in full on all outstanding principal, but also recovered all forgone interest as well as miscellaneous expenses incurred by the Bank. Management does not consider any of the remaining non-performing loans to pose any significant risk to the capital position or future earnings of the Company.

Non-performing loans totaled $1,203,000 at March 31, 1999, a decrease of $718,000 from their level of $1,921,000 at December 31, 1998. The decrease is due primarily to the decline in impaired loans discussed above.
Non-performing loans as a percent of total loans were 0.76% at March 31, 1999 as compared to 1.19% at December 31, 1998 and 0.76% at March 31, 1998.

Other real estate owned of $138,000 at March 31, 1999 continued to represent a single property acquired through foreclosure in the second quarter of 1998. Management believes that a sale is pending, and the property will be sold during the second quarter of 1999. Management believes none of the non-performing assets, including other real estate owned, at March 31, 1999, pose any significant risk to the operations, liquidity or capital position of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

The Company's gap analysis indicates that if interest rates were to rise 100 basis points (1.00%), the Company's net interest income would decline at the one year horizon because the Company's rate sensitive liabilities would reprice faster than rate sensitive assets. Conversely, if rates were to fall 100 basis points, the Company would earn more in net interest income.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon estimates of the largest foreseeable rate increase or decrease, (+ or - 200 basis points or 2.00%). The current analysis indicates that, given a 200 basis point overnight movement in interest rate, the Bank would experience a potential $220,000 or 2% change in net interest income. It is important to note, however, that this exercise would be of a worst case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities which in turn will effect the net interest income. It is important to note; however, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
                              (none)

Item 2. Changes in Securities and Use of Proceeds
                              (none)

Item 3. Defaults Upon Senior Securities
                              (none)

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Slippery Rock Financial Corporation took place on April 20, 1999. The following two (2) matters were voted upon:

1) Election of the three (3) persons listed in CLASS I of the Proxy Statement dated March 31, 1999 whose terms expire in 2002.

                             CLASS I Directors:
                             Mr. John W. Conway
                             Mr. William D. Kingery
                             Mr. Charles C. Stoops, Jr.

2) Such other business as may properly come before the meeting or any adjournment thereof.

Continuing CLASS II directors whose terms expire in 2000 are:

                             Mr. Robert M Greenberger
                             Mr. Paul M. Montgomery
                             Mr. William C. Sonntag
                             Mr. Norman P. Sundell

Continuing CLASS III directors whose terms expire in 2001 are:

                             Mr. Grady W. Cooper
                             Mr. Robert E. Gregg
                             Mr. S. P. Snyder
                             Mr. Kenneth D. Wimer


The following table presents the results of the vote tabulation:


                                                   Votes         Votes
Issue               Description                     For         Against
-----               -----------                  ---------      -------

  1         Election of CLASS I Directors

            Mr. John W. Conway                   1,983,219      43,788
            Mr. William D. Kingery               1,982,601      44,406
            Mr. Charles C. Stoops, Jr.           1,983,219      43,788
                                                                          -
  2         No other issues were brought before the meeting.

Item 5. Other Information
                             (none)

Item 6. Exhibits and Reports on Form 8-K

       (a)   Exhibits required by Item 601 of Regulation S-K

Exhibit Number

      2                      N/A

                        3(i) Articles of Incorporation filed on March 6, 1992
                             As Exhibit 3(i) to Registration Statement on
                             Form S-4 (No. 33-46164) and incorporated herein By reference.

                        3(ii)By-laws filed on March 6, 1992 as Exhibit 3(ii)
                             To Registration Statement on Form S-4
                             (No. 33-46164) and incorporated herein by reference.

      4                      N/A

     10                      N/A

     11                      N/A

     15                      N/A

     18                      N/A

     19                      N/A

     22                      N/A

     23                      N/A

     24                      N/A

     27                      Financial Data Table

       (b)   Reports on Form 8-K
             None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Slippery Rock Financial Corporation
        (Registrant)


Date:    May 12, 1999                 By: /s/ William C. Sonntag
         ------------                 --------------------------
                                      William C. Sonntag,
                                      President & CEO


Date:    May 12, 1999                 By: /s/ Mark A. Volponi
         ------------                 -----------------------
                                      Mark A. Volponi,
                                      Treasurer

15