Form 10-Q
period 1999-06-30
SLIPPERY ROCK FINANCIAL CORP
filed 1999-08-12
CIK 884782

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 1999
                                                   -------------
                                     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from               to
                               -------------    ----------------

Commission file Number 0-21720

                         Slippery Rock Financial Corporation
               (Exact Name of registrant as specified in its charter)

Pennsylvania                                                 25-1674381
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)               Number)

100 South Main Street
Slippery Rock, Pennsylvania                                       16057
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (724) 794-2210

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for
the past 90 days.     YES   X      NO
                         -------     ------

As of June 30, 1999, there were 2,764,248 shares outstanding of the issuer's class of common stock.

                        Slippery Rock Financial Corporation
                       INDEX TO QUARTERLY REPORT ON FORM 10-Q

Part I    Financial Information                                             Page

          Item 1.    Financial Statements (unaudited)

                     Consolidated Balance Sheet, June 30, 1999
                     And December 31, 1998                                    3

                     Consolidated Statements of Income for the
                     Three months ended June 30, 1999 and 1998
                     and for the Six months ended June 30, 1999 and 1998      4

                     Consolidated Statement of Changes in
                     Stockholders Equity for the
                     Six months ended June 30, 1999 and 1998                  5

                     Consolidated Statement of Cash Flows for the
                     Six months ended June 30, 1999 and 1998                  6

                     Notes to Consolidated Financial Statements               7

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            8

          Item 3.    Quantitative and Qualitative Disclosures
                     About Market Risk                                       14

Part II   Other Information

          Item 4.    Submission of Matters to a Vote of Security Holders.    16

          Item 6.    Exhibits and Reports of Form 8-K                        17

Signatures                                                                   18

                           Slippery Rock Financial Corporation
                                CONSOLIDATED BALANCE SHEET
                                  (Unaudited - $ in 000)

                                                    June 30,        December 31,
                                                      1999               1998
                                                    --------          --------
ASSETS
  Cash and due from banks                          $   9,147         $   8,619
  Interest-bearing deposits in other banks               182             8,015
  Federal funds sold                                   3,000             6,400
  Mortgage loans held for sale                             -             2,468
  Investment securities:
    Available for sale                                28,349            18,197
    Held to maturity (market value
       $3,597 and $3,736)                              3,557             3,644
  Loans                                              172,412           160,854
  Less allowance for loan losses                       1,534             1,410
                                                    --------          --------

    Net loans                                        170,878           159,444
  Premises and equipment                               4,843             4,405
  Accrued interest and other assets                    5,386             4,581
                                                    --------          --------

    Total assets                                   $ 225,342         $ 215,773
                                                    ========          ========

LIABILITIES
 Deposits:
  Noninterest-bearing demand                       $  32,572         $  31,244
  Interest-bearing demand                             25,394            22,821
  Savings                                             22,706            20,698
  Money market                                        25,060            23,704
  Time                                                91,364            91,682
                                                    --------          --------

    Total deposits                                   197,096           190,149

Short-term borrowings                                  2,000                 -
Other borrowings                                         551               333
Accrued interest and other liabilities                   883             1,036
                                                    --------          --------

    Total liabilities                                200,530           191,518
                                                    --------          --------

STOCKHOLDERS' EQUITY
 Common stock (par value $0.25; authorized
  shares 12,000,000; issued and outstanding
  2,764,248 and 2,763,648)                               691               691
 Surplus                                              10,459            10,448
 Retained earnings                                    14,023            13,030
 Accumulated other comprehensive income / (loss)        (361)               86
                                                    --------          --------

    Total stockholders' equity                        24,812            24,255
                                                    --------          --------

    Total liabilities and stockholders' equity     $ 225,342         $ 215,773
                                                    ========          ========

See accompanying notes to the consolidated financial statements.

                                     Slippery Rock Financial Corporation
                                      CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited - $ in 000 except per share amounts)

                                                 Three Months Ended             Six Months Ended
                                                         June 30,                    June 30,
                                                   1999          1998          1999          1998
                                                   ----          ----         ----          ----
INTEREST INCOME

 Loans, including fees                        $    3,505    $    3,548     $   7,100     $   7,086
 Interest-bearing deposits in other banks             83             1           188             1
 Federal funds sold                                   80           127           201           320
 Interest on investment securities:

   Taxable                                           137           198           266           353
   Exempt from federal income tax                    188           116           344           239
   Dividends                                          16            16            32            30
                                               ---------     ---------     ---------     ---------
        Total interest income                      4,009         4,006         8,131         8,029
                                               ---------     ---------     ---------     ---------

INTEREST EXPENSE
 Deposits                                          1,675         1,709         3,372         3,471
 Borrowed funds                                        7            10            12            21
                                               ---------     ---------     ---------     ---------
        Total interest expense                     1,682         1,719         3,384         3,492
                                               ---------     ---------     ---------     ---------
NET INTEREST INCOME                                2,327         2,287         4,747         4,537
Provision for loan losses                            105            68           210           137
                                               ---------     ---------     ---------     ---------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                   2,222         2,219         4,537         4,400
                                               ---------     ---------     ---------     ---------

OTHER INCOME
 Service charges on deposit accounts                 149           140           293           287
 Trust department income                              32            30            78            44
 Net gains on sales of loans                          11            43           124            94
 Other income                                        176           286           315           405
                                               ---------     ---------     ---------     ---------
        Total other income                           368           499           810           830
                                               ---------     ---------     ---------     ---------
OTHER EXPENSE

 Salaries and employee benefits                      753           699         1,540         1,423
 Occupancy expense, net                               92             5           188            85
 Furniture and equipment expense                     202           196           432           361
 Data processing expense                              60            87           111           140
 Stationery, printing and supplies                    34            36            76            68
 Pennsylvania shares tax                              56            51           111           102
 Other                                               449           410           784           736
                                               ---------     ---------     ---------     ---------
        Total other expense                        1,646         1,484         3,242         2,915
                                               ---------     ---------     ---------     ---------

 Income before income taxes                          944         1,234         2,105         2,315
 Income tax expense                                  266           383           614           703
                                               ---------     ---------     ---------     ---------

NET INCOME                                    $      678    $      851     $   1,491     $   1,612
                                               =========     =========     =========     =========

PER SHARE DATA
   Average shares for the period, basic        2,764,248     2,759,315     2,764,248     2,759,315
   Average shares for the period, diluted      2,766,649     2,760,324     2,766,649     2,760,324
   Earnings per share, basic                  $     0.25    $     0.31    $     0.54    $     0.58
   Earnings per share, diluted                $     0.25    $     0.31    $     0.54    $     0.58
   Dividends paid                             $     0.09    $     0.08    $     0.18    $     0.16

See accompanying notes to the consolidated financial statements

                                              Slippery Rock Financial Corporation
                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    (Unaudited - $ in 000)


                                                                    Accumulated Other
                                     Common   Capital    Retained    Comprehensive                  Comprehensive
                                      Stock   Surplus    Earnings   Income / (Loss)        Total        Income
                                     ----------------------------------------------------------------------------
Balance, December 31, 1998          $ 691    $ 10,448   $ 13,030              $  86      $ 24,255      $     -

Net Income                                                 1,491                            1,491        1,491
Net unrealized loss on securities                                              (447)         (447)        (447)
Stock options exercised                            11                                          11
Cash dividends ($0.18 per share)                            (498)                            (498)
                                    -----------------------------------------------------------------------------
Balance, June 30, 1999              $ 691    $ 10,459   $ 14,023              $(361)     $ 24,812      $ 1,044
                                    =============================================================================

See accompanying notes to the consolidated financial statements.

                          Slippery Rock Financial Corporation
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited - $ in 000)

                                                                    Six Months Ended
                                                                        June 30,
                                                                   1999          1998
                                                               --------      --------
OPERATING ACTIVITIES
  Net income                                                  $   1,491     $   1,612
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
   Provision for loan losses                                        210           137
   Depreciation and amortization                                    344           380
   Deferred taxes                                                   (69)            2
   Origination of loans held for sale                            (9,186)       (8,866)
   Proceeds from sale of loans held for sale                     11,662         8,877
   Gain on sale of loans                                           (124)          (94)
   Decrease (increase) in accrued interest receivable               (61)           12
   Decrease in accrued interest payable                             (53)         (113)
   Other, net                                                      (336)         (194)
                                                                --------      --------

     Net cash provided by operating activities                    3,878         1,753
                                                               --------      --------

INVESTING ACTIVITIES
 Decrease in interest-bearing deposits in other banks, net        8,000             -
 Investment securities available for sale:
   Repayments                                                     3,877         2,940
   Purchases                                                    (14,714)       (6,945)
 Investment securities held to maturity:
   Repayments                                                        88         1,055
 Increase in loans, net                                         (11,736)         (373)
 Purchase of premises and equipment                                (777)         (578)
                                                                -------      --------

     Net cash used for investing activities                     (15,262)       (3,901)
                                                               --------      --------

FINANCING ACTIVITIES
 Increase in deposits, net                                        6,947         2,184
 Increase (decrease)in short term borrowings                      2,000        (2,000)
 Increase in borrowed funds                                         223             -
 Payments on borrowed funds                                          (5)           (4)
 Proceeds from stock options exercised                               11            38
 Cash dividends paid                                               (498)         (428)
                                                               --------      --------

     Net cash provided by (used for) financing activities         8,678          (210)
                                                               --------      --------

     Decrease in cash and cash
       equivalents                                               (2,706)       (2,358)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 15,035        21,817
                                                               --------      --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  12,329     $  19,459
                                                               ========      ========

Cash payments for interest                                    $   3,437     $   3,605
Cash payments for income taxes                                $     767     $     750

See accompanying notes to the consolidated financial statements.

                        Slippery Rock Financial Corporation
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary for fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1999 and 1998
-----------------------------------------------------------

Total interest income of $4,009,000 for the three month period ended June 30, 1999 compares to $4,006,000 for the same three month period in 1998, an increase of $3,000. Increases in interest income on interest-bearing deposits with others of $82,000 and an increase in income from tax-exempt securities of $72,000 were offset by declines in income from loans of $43,000 and interest income from federal funds sold of $47,000. The changes in interest income are brought about principally by changes in volume. Average interest-bearing balances with others increased $6.8 million for the three-month period ended June 30, 1999 compared to the same three-month period in 1998. The increase is due to two $4.0 million short term certificates of deposit held at the Federal Home Loan Bank, which matured during June 1999, but were not held during the six month period ended June 30, 1998. Tax-exempt security income increased due to an increase in average balances of $4.0 million for the three-month period. Average federal funds sold for the three month period ended June 30, 1999 was $6.3 million, a decrease from an average of $9.4 million for the same three month period in 1998. The reduction in interest income on loans was brought about not only by volume activity, but by reductions in yield as well. Loan sales during the first quarter of 1999 of $9.0 million offset growth within the loan portfolio. However, for the three-month period ended June 30, 1999, average loan growth was $4.3 million, with most of the growth ($3.1 million) occurring within average loans secured by commercial real estate. The tax equivalent yield on the loan portfolio was 8.70% at June 30, 1999 compared to 8.89% at June 30, 1998. In addition to lower rates offered on new originations, the Bank's portfolio of adjustable rate loans also continued to reprice downward.

Total interest expense of $1,682,000 for the three month period ended June 30, 1999 represents a decrease of $37,000 from the $1,719,000 reported for the same three month period in 1998. The decrease in interest expense is due to rate reductions in the fourth quarter 1998 and first quarter 1999.
Average total deposits increased $2.1 million for the three months ended June 30, 1999 from $192.9 million to $195.0 million. Average total deposits at June 30, 1998 were $183.2 million. The Bank's cost of funds at June 30, 1999 was 4.17%, down from a level of 4.48% at June 30, 1998.

Net interest income of $2,327,000 for the three months ended June 30, 1999 compared to $2,287,000 for the same three month period in 1998, an increase of $40,000.

Total other income for the three month period ended June 30, 1999 of $368,000 compared to $499,000 for the three month period ended June 30, 1998, a decrease of $131,000. The decrease is derived from a decrease in gains on the sales of loans of $32,000 and a decrease in "other" miscellaneous income of $110,000. Loan sales to the Federal Home Loan Mortgage Corporation ("Freddie Mac") during the three-month period ended June 30, 1999 totaled
$2.6 million, with a net loss recorded of $15,000. Sales during the same three-month period ended June 30, 1998 totaled $4.7 million, with net gains recorded of $42,000. Income recognition pertaining to mortgage servicing rights totaled $26,000 for the three-month period ended June 30, 1999. The decline in "other" miscellaneous income is comprised of several items. Increases in interchange fees earned on the Bank's debit card program of $12,000 and increases in trust brokerage commission fees of $13,000 were offset by the one time gain recognition of $145,000 in May 1998 pertaining to the sale of the former Slippery Rock Plaza office. The increase in debit card fees and trust brokerage commission fees were due to increased volumes associated with both products. The sale of the former Plaza office was part of the Bank's capital improvement project, which allowed for the construction of a new full service Plaza office located directly across the street from the former facility.

Total other expense of $1,646,000 for the three months ended June 30, 1999 compared to $1,484,000 for the same three-month period in 1998. This represents an increase of $162,000 or 10.9%. Increases in salary and employee benefits of $54,000, net occupancy expense of $87,000 and "other" miscellaneous expense of $39,000 were offset by a reduction of $27,000 in data processing expense. The increase in salary and employee benefits is attributed to normal annual salary increases. Equipment expenses increased due to acquisitions and increased depreciation expense. Net occupancy expense increased due to a one time accrual benefit adjustment during the second quarter of 1998 and due to an increase in building depreciation due to the construction of the new Plaza office and remodeling of the Trust office in 1998.

Net income for the three-month period ended June 30, 1999 was $678,000, a decrease of $173,000 from the $851,000 reported at June 30, 1998. Earnings per share for the three-month period ended June 30, 1999 were $0.25, a decrease of $0.06 from $0.31 per share earned during the same three-month period in 1998.

Comparison of the Six Months Ended June 30, 1999 and 1998
---------------------------------------------------------

Total interest income for the six month period ended June 30, 1999 was $8,131,000, an increase of $102,000 from the $8,029,000 reported for the same six month period in 1998. Increases in interest income on interest bearing deposits with others of $187,000 and an increase in income from tax-exempt securities of $105,000 were offset by declines in income from taxable securities of $87,000 and interest income from federal funds sold of $119,000. Average interest-bearing balances with others increased $7.4 million for the six-month period ended June 30, 1999 compared to the same six-month period in 1998. Tax-exempt security income increased due to an increase in average balances of $5.1 million for the six-month period. Average federal funds sold for the six month period ended June 30, 1999 was $8.2 million, a decrease of $3.5 million from an average of $11.7 million for the same six month period in 1998. Although average loans during the period increased $3.2 million from $158.8 million at June 30, 1998 to $162.0 million at June 30, 1999, the weighted average yield on the loan portfolio declined. The tax equivalent yield on the loan portfolio was 8.70% at June 30, 1999 compared to 8.89% at June 30, 1998. The decline in yield was brought about by lower interest rates on new originations and also by lower interest rates on adjustable rate loans that repriced during the period. In addition, the growth within the loan portfolio occurred primarily during the second quarter of 1999.

Total interest expense of $3,384,000 for the six month period ended June 30, 1999 represents a decrease of $108,000 from the $3,492,000 reported for the same six month period in 1998. The decrease in interest expense is due to rate reductions discussed earlier. Average total deposits for the six-month period ended June 30, 1999 were $195.0 million, an increase of $11.8 million or 6.4% from $183.2 million for the six-month period ended June 30, 1998. The Bank's cost of funds at June 30, 1999 was 4.17%, down from a level of 4.48% at June 30, 1998.

Total other income for the six-month period ended June 30, 1999 of $810,000 compared to $830,000 for the six- month period ended June 30, 1998, a decrease of $20,000. Net increases in trust department fee income of $34,000 and an increase in net gains on the sales of loans of $30,000 were offset by a net decline in "other" miscellaneous income of $90,000. The increase in trust fee income was brought about by volume increases in trust assets under management. Loan sales to Freddie Mac for the six-month period ended June
30, 1999 totaled $11.6 million with net gains recorded of $8,100, which compared to sales of $8.8 million with net gains of $94,000 for the same six-month period in 1998. Income pertaining to mortgage servicing rights on the sold loans totaled $116,000 for the six-month period ended June 30, 1999. The reduction in "other" miscellaneous income was due to the one-time income recognition at June 1998 pertaining to the sale of the former Plaza office. This reduction in income, however, was offset by net increases in mortgage loan servicing fees, an increase in income from insurance commissions, an increase in debit card interchange fees, and income generated from brokerage commissions in the trust department. Mortgage loan servicing fees increased $12,000 due to volume increases within the sold loan portfolio. Commissions for life and accident and health insurance on loans increased $14,000 due to volume increases as well as enhanced marketing efforts to sell those services on originated loans. Debit card fee interchange income, which is a fee paid to financial institutions by merchants that accept debit cards for purchases, increased due to increased usage of the Bank's debit card product. Finally, as a result of the Bank offering non-traditional banking products through its Trust Department, trust brokerage commissions increased $15,000 for the six-month period ended June 30, 1999.

Net income for the six-month period ended June 30, 1999 was $1,491,000, a decrease of $121,000 from the $1,612,000 reported at June 30, 1998. Earnings per share for the six-month period ended June 30, 1999 were $0.54, a decrease of $0.04 from $0.58 per share earned during the same six-month period in 1998.

Financial Condition
-------------------

Total assets increased $9.5 million or 4.4% from $215.8 million at December 31, 1998 to $225.3 million at June 30, 1999. Available for sale securities increased $10.2 million during the period, resulting from net purchases of tax-free municipal bonds. Also, net loans increased $11.5 million from $159.4 million at December 31, 1998 to $170.9 million at June 30, 1999. Those increases were offset by a reduction in interest-bearing balances in other banks of $7.8 million, and federal funds sold of $3.4 million.

Total deposits of $197.1 million at June 30, 1999 represented an increase of $7.0 million or 3.7% from $190.1 million at December 31, 1998. With the exception of time certificates of deposit, all deposit products had net increases during the period. The largest increase was within the interest-bearing demand accounts. Interest-bearing demand accounts increased $2.6 million from $22.8 million at December 31, 1998 to $25.4 million at June 30, 1999. Time certificates decreased $318,000 from $91.7 million at December 31, 1998 to $91.4 million at June 30, 1999.

At June 30, 1999, the Bank serviced approximately $42.1 million in sold fixed rate mortgages. Sales of fixed rate mortgages to "Freddie Mac" for the six-month period ended June 30, 1999 totaled $11.6 million with a net gain of $8,100. The Bank does not anticipate any sales during the third quarter of 1999, however, the extent to which the Bank participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Bank and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

At June 30, 1999, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at June 30, 1999:

                                          Actual
                                    --------------------   Minimum        Well
                                     Amount     Ratio       Ratio     Capitalized
                                    --------------------   --------  ------------
Tier 1 risk - based capital         $ 23,367      14.65%      4.00%        6.00%

Total risk - based capital            24,901      15.61       8.00        10.00

Leverage capital                      23,367      10.64       4.00         5.00

As the above table illustrates, the Company exceeds both the minimum and "well capitalized" regulatory capital requirements at June 30, 1999. Management does not anticipate any future activity that would have a negative impact on any of these ratios. Also, management is not aware of any current recommendations by the regulatory agencies that will have a material effect on future earnings, liquidity or capital of the Company.

LIQUIDITY

The principal functions of the Bank's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short-term or relatively risk free interest earning assets. One measure that the Bank uses to monitor liquidity is the liquidity ratio, which assesses the relationship between certain earning assets, customer deposits and short-term interests bearing liabilities. This ratio was 4.5% of total assets as of June 30, 1999 compared to 9.0% at December 31, 1998. The decrease is due to the maturity of the $8.0 million in short term certificates of deposit with the Federal Home Loan Bank. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the net loans to deposit ratio.
The net loans (including loans held for sale) to deposits ratio was 86.7% at June 30, 1999 as compared to 85.1% at December 31, 1998 and 85.7% at June 30, 1998. The increase from December 1998 was brought about by net loan growth of $11.4 million. The Bank's liquidity plan allows for the use of long-term advances or short-term lines of credit with the Federal Home Loan Bank ("FHLB") as a source of funds. Borrowing from FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk as well. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At June 30, 1999, the Company continued to have one such matched funding loan outstanding totaling $318,000.

The Company continues to also have short-term borrowing availability through FHLB ("RepoPlus") advances. "RepoPlus" advances are short-term borrowings maturing within one year, bear a fixed rate of interest and are subject to prepayment penalty. There was one $2.0 million advance outstanding for the RepoPlus product at June 30, 1999 used for general liquidity purposes which was repaid in July 1999.

In addition to borrowing from FHLB as a source of liquidity, as mentioned earlier, the Company also continued activity in the secondary mortgage market. Specifically, the Company continued to sell fixed rate residential real estate mortgages to Freddie Mac. The sales to Freddie Mac not only provide an opportunity for the Bank to remain competitive in the market place by allowing it to offer a fixed rate mortgage product, but also provide an additional source of liquidity. Loan sales on the secondary market also provide management an additional tool to use in managing interest rate risk exposure within the balance sheet. The Bank continues to service all loans sold to Freddie Mac.

The Statement of Cash Flows, for the six month period ended June 30, 1999 indicates a decrease in cash and cash equivalents of $2.7 million. Cash was provided from the net increase in deposits of $6.9 million, an increase in short term borrowings of $2.0 million and the sale of fixed rate mortgages of $11.6 million. In addition, cash was provided from a decrease in interest-bearing balances with others of $8.0 million and repayments of investment securities available for sale of $3.9 million. Cash was used during the period for the origination of loans held for sale of $9.1 million, for the purchase of securities available for sale of $14.7 million and a net increase in loans of $11.7 million. Dividends paid during the six-month period ended June 30, 1999 totaled $498,000. Cash and cash equivalents totaled $12.3 million at June 30, 1999, a decrease of $2.7 million from $15.0 million at December 31, 1998.

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

The Company's primary computer processing system was purchased from and is maintained by a national computer software vendor, Jack Henry & Associates, ("JHA"). During the second quarter of 1998, JHA issued a Y2K certification letter for its products. In addition, JHA also issued a software warranty to all banks that have a valid license agreement and support/maintenance agreement. The Company has such valid agreements with JHA. Despite the certification and software warranty, the Company was still required to perform Y2K testing, accordingly, during the third quarter of 1998, the Company performed its testing of its mission critical core processing applications with results producing no foreseeable Year 2000 problems. Testing of ancillary applications occurred throughout 1998 and is continuing in 1999.

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

Costs
-----

Because Management views its core processing system to be Y2K ready, little or no programming costs will be incurred for its core systems.  Most costs are related to planning and internal testing and validation, which will be expensed as incurred. Exclusive of costs for planning and testing, management anticipates direct billing costs of approximately $50,000 over the course of the project. Direct billings of $21,000 had been expensed through the period ended June 30, 1999 for costs pertaining to off site testing of
core processing applications.   There can be no guarantee that these estimates
will be achieved and actual results could differ from forecasted.

Contingency Plan
----------------

Should any unforeseen problems arise, the Company continues to update and modify its contingency plan for the Year 2000. The plan allows for procedural methods and acceptable time frames for problem resolution within both JHA and the Company.

RISK ELEMENTS

The following schedule presents the non-performing assets for the last five quarters:

                                            Jun          Mar          Dec          Sept         Jun
                                            1999         1999         1998         1998         1998
                                          -------      -------      -------      -------      -------
                                                            (dollars in thousands)

Non-performing and restructured loans

  Loans past due 90 days or more         $    370     $     47     $     50     $     79     $    268
  Non-accrual loans                         1,356        1,156        1,871        1,574        1,266
  Restructured loans                            -            -            -            -            -
                                          -------      -------      -------      -------      -------

    Total non-performing
      and restructured loans                1,726        1,203        1,921        1,653        1,534
                                          -------      -------      -------      -------      -------

Other non-performing assets

  Other real estate owned                     229          138          138          138          138
  Repossessed assets                           35            9           38           22           22
                                          -------      -------      -------      -------      -------

    Total other non-performing assets         264          147          176          160          160
                                          -------      -------      -------      -------      -------

    Total non-performing assets          $  1,990     $  1,350     $  2,097     $  1,813     $  1,694
                                          =======      =======      =======      =======      =======

     Non-performing and restructured
     loans as a percentage of total
     loans(1)                                1.00%        0.76%        1.19%        1.04%        0.97%
     Non-performing assets and
     restructured loans as a
     percentage of total loans
     and other non-performing
     assets and restructured loans(1)        1.15%        0.85%        1.30%        1.14%        1.07%

(1) Excludes loans held for sale.

The allowance for loan losses at June 30, 1999, totaled $1,534,000 or 0.89% of total loans (including loans held for sale) as compared to $1,410,000 or 0.86% at December 31, 1998. Provisions for loan losses were $210,000 for the six months ended June 30, 1999 and $137,000 for the six-month period ended June 30, 1998.

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

Non-performing loans totaled $1,726,000 at June 30, 1999, an increase of $523,000 from their level of $1,203,000 at March 31, 1999. The increase is due an increase in loans past due 90 days or more of $323,000 and an increase non-accrual loans of $200,000. Non-performing loans as a percent of total loans were 1.00% at June 30, 1999 as compared to 0.76% at March 31, 1999 and 0.97% at June 30, 1998.

Other real estate owned of $229,000 at June 30, 1999 represented an increase of $91,000 from March 31, 1999. The increase is due to the foreclosure of two properties in the second quarter of 1999. Sales are pending on two of the three properties held in other real estate owned. Management believes none of the non-performing assets, including other real estate owned, at June 30, 1999, pose any significant risk to the operations, liquidity, or capital position of the Company.

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

The Company's gap analysis indicates that if interest rates were to rise 100 basis points (1.00%), the Company's net interest income would increase at the one year horizon because the Company's rate sensitive assets would reprice faster than rate sensitive liabilities. Conversely, if rates were to decline 100 basis points, the Company would earn less in net interest income.

Management also manages interest rate risk with the use of simulation modeling which measure the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon estimates of the largest foreseeable rate increase or decrease, (+or- 200 basis points or 2.00%). The current analysis indicates that, given a 200 basis point overnight movement in interest rates, the Bank would experience a potential $220,000 or 2% change in net interest income. It is important to note, however, that this exercise would be of a worst case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities which in turn will effect the net interest income. It is important to note; however, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

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

Changes in market interest rates can also affect the Bank's liquidity position through the impact rate changes may have on the market value of the available for sale portion of the investment portfolio. Increases in market rates can adversely impact the market values and therefore, make it more difficult for the Bank to sell available for sale securities needed for general liquidity purposes without incurring a loss on the sale. This issue is addressed with the use of borrowings from the Federal Home Loan Bank ("FHLB") and the selling of fixed rate mortgages as a source of liquidity to the Bank.

The Company's liquidity plan allows for the use of long-term or short-term lines of credit with the FHLB as a source of funds. Borrowing from FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest risk as well. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans.

In addition to borrowing from the FHLB as a source for liquidity, the company also participates in the secondary mortgage market. Specifically, the Company sells fixed rate residential real estate mortgages to the Federal
Home Loan Mortgage Corporation ("Freddie Mac"). The sales to Freddie Mac not only provide an opportunity for the Bank to remain competitive in the market place, by allowing it to offer a fixed rate mortgage product, but also provides an additional source of liquidity and an additional tool for management to limit interest rate risk exposure. The Bank continues to service all loans sold to Freddie Mac.

PART II   OTHER INFORMATION

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

     CLASS I Directors:
     -----------------
     Mr. John W. Conway
     Mr. William D. Kingery
     Mr. Charles C. Stoops, Jr.

2) Such other business as may properly come before the meeting or any adjournment thereof.

Continuing CLASS II directors whose terms expire in 2000 are:

     Mr. Robert M. Greenberger
     Mr. Paul M. Montgomery
     Mr. William C. Sonntag
     Mr. Norman P. Sundell

Continuing CLASS III directors whose terms expire in 2001 are:

     Mr. Grady W. Cooper
     Mr. Robert E. Gregg
     Mr. S. P. Snyder
     Mr. Kenneth D. Wimer

The following table presents the results of the vote tabulation:
                                                  Votes         Votes
     Issue               Description              For           Against
     -----               -----------              -------       -------
     1         Election of CLASS I Directors
               Mr. John W. Conway                 1,983,219     43,788
               Mr. William D. Kingery             1,982,601     44,406
               Mr. Charles C. Stoops, Jr.         1,983,219     43,788

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



                                             Slippery Rock Financial Corporation
                                                          (Registrant)



Date:                                               By:/s/ William C. Sonntag
     --------------------------                     -------------------------
                                                    William C. Sonntag
                                                    President & CEO



Date:                                               By:/s/ Mark A. Volponi
     --------------------------                     ----------------------
                                                    Mark A. Volponi
                                                    Treasurer

18