Form 10-Q
period 1999-09-30
SLIPPERY ROCK FINANCIAL CORP
filed 1999-11-12
CIK 884782

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999
                                           ------------------

                                OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                            --------     --------

Commission file Number 0-21720

                  Slippery Rock Financial Corporation
        (Exact Name of registrant as specified in its charter)

Pennsylvania                                     25-1674381
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

100 South Main Street
Slippery Rock, Pennsylvania                  16057
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

As of September 30, 1999, there were 2,764,248 shares outstanding of the issuer's class of common stock.

                Slippery Rock Financial Corporation
               INDEX TO QUARTERLY REPORT ON FORM 10-Q

Part I   Financial Information                                      Page

         Item 1.   Financial Statements (unaudited)

                   Consolidated Balance Sheet, September 30, 1999
                   And December 31, 1998                             3

                   Consolidated Statements of Income for the
                   Three months and nine months ended
                   September 30, 1999 and 1998                       4

                   Consolidated Statement of Changes in
                   Stockholders Equity for the
                   Nine months ended September 30, 1999 and 1998     5

                   Consolidated Statement of Cash Flows for the
                   Nine months ended September 30, 1999 and 1998     6

                   Notes to Consolidated Financial Statements        7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations     8

         Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk                                14

Part II  Other Information

         Item 6.   Exhibits and Reports on Form 8-K                 16

         Signatures                                                 17

          Slippery Rock Financial Corporation and Subsidiary
                       CONSOLIDATED BALANCE SHEET
                         (Unaudited - $ in 000)
                                                 September 30,  December 31,
                                                       1999       1998
                                                    ---------  ---------
ASSETS
  Cash and due from banks                           $  10,161  $   8,619
  Interest-bearing deposits in other banks                172      8,015
  Federal funds sold                                    1,500      6,400
  Mortgage loans held for sale                          1,714      2,468
  Investment securities:
    Available for sale                                 28,314     18,197
    Held to maturity (market value $3,294
      and $3,736)                                       3,263      3,644
  Loans                                               182,186    160,854
  Less allowance for loan losses                        1,612      1,410
                                                    ---------  ---------

      Net loans                                       180,574    159,444
  Premises and equipment                                4,827      4,405
  Accrued interest and other assets                     5,239      4,581
                                                    ---------  ---------

      Total assets                                  $ 235,764  $ 215,773
                                                    =========  =========

LIABILITIES
  Deposits:
    Noninterest-bearing demand                      $  34,996  $  31,244
    Interest-bearing demand                            25,345     22,821
    Savings                                            24,213     20,698
    Money market                                       29,366     23,704
    Time                                               89,945     91,682
                                                    ---------  ---------

      Total deposits                                  203,865    190,149

Short-term borrowings                                   5,000          -
Other Borrowings                                          542        333
Accrued interest and other liabilities                    971      1,036
                                                    ---------  ---------

      Total liabilities                               210,378    191,518
                                                    ---------  ---------

STOCKHOLDERS' EQUITY
  Common stock (par value $0.25;
    authorized shares 12,000,000; issued
    and outstanding 2,764,248 and 2,763,648)              691        691
  Surplus                                              10,459     10,448
  Retained earnings                                    14,657     13,030
  Accumulated other comprehensive
    income / (loss)                                      (421)        86
                                                    ---------  ---------

      Total stockholders' equity                       25,386     24,255
                                                    ---------  ---------

      Total liabilities and stockholders'
        equity                                      $ 235,764  $ 215,773
                                                    =========  =========







See accompanying notes to the unaudited consolidated financial statements.

                               Slippery Rock Financial Corporation
                                 CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited - $ in 000 except per share amounts)

                                                     Three Months Ended           Nine Months Ended
                                                        September 30,               September 30,
                                                     1999          1998          1999          1998
                                                  ----------------------------------------------------
INTEREST INCOME
  Loans, including fees                          $     3,754   $     3,536   $    10,854   $    10,622
  Interest-bearing deposits in other banks                 2             0           190             2
  Federal funds sold                                      46           198           247           518
  Interest on investment securities:
    Taxable                                              186           189           452           541
    Exempt from federal income tax                       212           110           556           349
    Dividends                                             17            17            49            47
                                                  ----------    ----------    ----------    ----------
          Total interest income                        4,217         4,050        12,348        12,079
                                                  ----------    ----------    ----------    ----------
INTEREST EXPENSE
  Deposits                                             1,664         1,733         5,036         5.204
  Borrowed funds                                          16             8            28            29
                                                  ----------    ----------    ----------    ----------
          Total interest expense                       1,680         1,741         5,064         5,233
                                                  ----------    ----------    ----------    ----------
NET INTEREST INCOME                                    2,537         2,309         7,284         6,846
Provision for loan losses                                105            69           315           206
                                                  ----------    ----------    ----------    ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                      2,432         2,240         6,969         6,640
                                                  ----------    ----------    ----------    ----------

OTHER INCOME
  Service charges on deposit accounts                    167           156           460           443
  Trust department income                                 26            20           104            64
  Net gains on sales of loans                              -           105           124           199
  Other income                                           168           128           483           533
                                                  ----------    ----------    ----------    ----------
          Total other income                             361           409         1,171         1,239
                                                  ----------    ----------    ----------    ----------
OTHER EXPENSE
  Salaries and employee benefits                         781           714         2,321         2,137
  Occupancy expense, net                                  87            80           275           165
  Furniture and equipment expense                        183           191           615           552
  Data processing expense                                 60            86           171           226
  Stationery, printing and supplies                       26            37           102           105
  Pennsylvania shares tax                                 57            50           168           152
  Other                                                  356           404         1,140         1,140
                                                  ----------    ----------    ----------    ----------
          Total other expense                          1,550         1,562         4,792         4,477
                                                  ----------    ----------    ----------    ----------

  Income before income taxes                           1,243         1,087         3,348         3,402
  Income tax expense                                     361           338           975         1,041
                                                  ----------    ----------    ----------    ----------
NET INCOME                                       $       882   $       749   $     2,373   $     2,361
                                                  ==========    ==========    ==========    ==========

PER SHARE DATA
  Average shares for the period, Basic             2,764,248     2,759,959     2,764,248     2,759,959
  Average shares for the period, Diluted           2,766,360     2,761,978     2,766,360     2,760,978
  Earnings per share, Basic                      $      0.32   $      0.27   $      0.86   $      0.86
  Earnings per share, Diluted                    $      0.32   $      0.27   $      0.86   $      0.86
  Dividends paid                                 $      0.09   $      0.09   $      0.27   $      0.24



See accompanying notes to the unaudited consolidated financial statements

                         Slippery Rock Financial Corporation and Subsidiary
                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                     (Unaudited - $ in 000)


                                                                  Accumulated Other
                                     Common             Retained    Comprehensive          Comprehensive
                                      Stock   Surplus   Earnings   Income / (Loss)   Total    Income
                                     -------------------------------------------------------------------
Balance, December 31, 1998           $ 691    $10,448   $13,030            $  86    $24,255      $    -

Net Income                                                2,373                       2,373       2,373
Net unrealized loss on securities                                           (507)      (507)       (507)
Stock options exercised                            11                                    11
Cash dividends ($0.27 per share)                           (746)                       (746)
                                     -------------------------------------------------------------------
Balance, September 30, 1999          $ 691    $10,459   $14,657            $(421)   $25,386      $1,866
                                     ===================================================================

See accompanying notes to the unaudited consolidated financial statements.

             Slippery Rock Financial Corporation and Subsidiary
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited - $ in 000)
                                                       Nine Months Ended
                                                         September 30,
                                                      1999          1998
OPERATING ACTIVITIES
     Net income                                    $   2,373     $   2,361
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
       Provision for loan losses                         315           206
       Depreciation and amortization                     494           583
       Deferred taxes                                   (146)            6
       Origination of loans held for sale            (10,900)      (11,895)
       Proceeds from sale of loans held for sale      11,662        12,060
       Gain on sale of loans                            (124)         (199)
       Decrease (Increase) in accrued
          interest receivable                           (165)           35
Decrease in accrued interest payable                    (100)          (47)
       Other, net                                        (15)         (239)
                                                     -------       -------
         Net cash provided by operating activities     3,394         2,871
                                                     -------       -------
INVESTING ACTIVITIES
  Decrease in interest-bearing deposits in
     other banks, net                                  8,000             -
  Investment securities available for sale:
    Repayments                                         4,020         4,272
    Purchases                                        (14,914)       (8,045)
  Investment securities held to maturity:
    Repayments                                           382         2,342
  Increase in loans, net                             (21,532)       (2,141)
  Purchase of premises and equipment                    (909)         (977)
  Proceeds from the sale of other real owned             166             -
                                                     -------       -------
         Net cash used for investing activities      (24,787)       (4,549)
                                                     -------       -------
FINANCING ACTIVITIES
  Increase in deposits, net                           13,717         6,640
  Increase (decrease) in short term borrowings         5,000        (2,000)
  Increase in borrowed funds                             223             -
  Payments on borrowed funds                             (14)           (7)
  Proceeds from stock options exercised                   11            38
  Cash dividends paid                                   (746)         (662)
                                                     -------       -------
      Net cash provided by financing activities       18,191         4,009
                                                     -------       -------
      Increase (decrease) in cash and
         cash equivalents                             (3,202)        2,331

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      15,035        21,817
                                                     -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  11,833     $  24,148
                                                     =======       =======

Cash payments for interest                         $   5,163     $   5,280
Cash payments for income taxes                     $   1,042     $   1,143

See accompanying notes to the unaudited consolidated financial statements.

           Slippery Rock Financial Corporation and Subsidiary
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information, which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary for fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement
-------------------------

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of the Three Months Ended September 30, 1999 and 1998
----------------------------------------------------------------

Total interest income of $4,217,000 for the three-month period ended September 30, 1999 compares to $4,050,000 for the same three-month period in 1998, an increase of $167,000. Increases in interest income from loans of $218,000 and an increase in income from tax-exempt securities of $102,000 were offset by a decline in interest income from federal funds sold of $152,000. The changes in interest income are brought about principally by changes in volume as well as a 33 basis point (0.33%) reduction in yield. Average loans increased
$18.2 million for the three-month period ended September 30, 1999 compared to the same three-month period in 1998. Average federal funds sold for the three-month period ended September 30, 1999 was $3.2 million, a decrease from an average of $13.9 million for the same three-month period in 1998.

Total interest expense of $1,680,000 for the three-month period ended September 30, 1999 represents a decrease of $61,000 from the $1,741,000 reported for the same three-month period in 1998. The decrease in interest expense was due to rate reductions on savings and money market deposits that occurred in the fourth quarter 1998 and to repricings of certificates of deposit in 1999. Certificate repricings were driven by a short term, promotional product in 1998 that repriced to current market rates at maturity in 1999. The Bank's cost of funds for the three-month period ended September 30, 1999 was 3.94%, down from a level of 4.46% for the same three-month period in 1998. Average total deposits increased $16.5 million for the three months ended September 30, 1999 from $186.2 million to $202.7 million.

Net interest income of $2,537,000 for the three months ended September 30, 1999 compared to $2,309,000 for the same three-month period in 1998, an increase of $228,000.

Total other income for the three-month period ended September 30, 1999 of $361,000 compared to $409,000 for the three-month period ended September 30, 1998, a decrease of $48,000. The decrease is derived from a decrease in gains on the sales of loans of $105,000, which is offset by an increase in "other" miscellaneous income of $40,000. There were no loan sales to the Federal
Home Loan Mortgage Corporation (Freddie Mac) during the three-month period ended September 30, 1999. Sales during the same three-month period ended September 30, 1998 totaled $3.1 million, with net gains recorded of $105,000. The increase in "other" miscellaneous income is comprised of several items. Interchange fees earned on the Bank's debit card program increased $17,000, insurance commissions increased $14,000, and trust brokerage commission fees increased $8,000. The increases in each of these products were due to increased volumes. Debit card fee interchange income, which is a fee paid to financial institutions by merchants that accept debit cards for purchases, increased due to increased usage of the Bank's debit card product.
Commissions for life and accident and health insurance on loans increased due to volume increases as well as enhanced marketing efforts to sell those services on originated loans. Finally, trust brokerage commissions increased as a result of increased sales of non-traditional banking products through the Bank's Trust Department.

Total other expense of $1,550,000 for the three months ended September 30, 1999 compared to $1,562,000 for the same three-month period in 1998. This represented a decrease of $12,000. Decreases in data processing expense of $26,000, stationery, printing and supplies of $11,000 and "other" miscellaneous expense of $42,000 were offset by an increase in salary and employee benefits of $67,000. The increase in salary and employee benefits is attributed to normal annual salary increases and to staff additions for the new Laurel and New Wilmington branch facilities.

Net income for the three-month period ended September 30, 1999 was $882,000, an increase of $133,000 from the $749,000 reported for the three-month period ended September 30, 1998. Earnings per share for the three-month period ended September 30, 1999 of $0.32, compared to $0.27 per share at September 30, 1998.

Comparison of the Nine Months Ended September 30, 1999 and 1998
--------------------------------------------------------------

Total interest income for the nine-month period ended September 30, 1999 was $12,348,000, an increase of $269,000 from the $12,079,000 reported for the same nine-month period in 1998. Increases in interest and fees on loans of $232,000, interest income on interest bearing deposits with others of $188,000 and an increase in income from tax-exempt securities of $207,000 were offset by declines in income from taxable securities of $89,000 and interest income from federal funds sold of $271,000. The changes in interest income are brought about principally by changes in volume as well as a 25 basis point (0.25%) reduction in yield. Average loans during the period increased $8.2 million from $158.6 million at September 30, 1998 to $166.8 million for the nine-month period ended September 30, 1999. The increase in interest income from interest-bearing balances with others and interest income from tax-exempt securities were due to increases in average balances of $4.9 million and $6.6 million, respectively. These increases were offset by a decline in average federal funds sold. Average federal funds sold for the nine-month period ended September 30, 1999 was $6.5 million, a decrease of $6.0 million from an average of $12.5 million for the same nine-month period in 1998.

Total interest expense of $5,064,000 for the nine-month period ended September 30, 1999 represented a decrease of $169,000 from the $5,233,000 reported for the same nine-month period in 1998. The decrease in interest expense is due to those items discussed earlier in the three-month comparison. Average total deposits for the nine-month period ended September 30, 1999 were $196.9 million, an increase of $11.6 million or 6.3% from $185.3 million for the nine-month period ended September 30, 1998. The Bank's cost of funds for the nine-month period ended September 30, 1999 was 4.10%, down from a level of 4.48% at September 30, 1998.

Total other income for the nine-month period ended September 30, 1999 of $1,171,000 compared to $1,239,000 for the nine-month period ended September 30, 1998, a decrease of $68,000. Net increases in trust department fee income of $40,000 were offset by a decrease in net gains on the sales of loans of $75,000 and a decline in "other" miscellaneous income of $50,000. The increase in trust fee income was brought about by volume increases in trust assets under management.

Loan sales to Freddie Mac for the nine-month period ended September 30, 1999 totaled $11.6 million with net gains recorded of $124,000, which compared to sales of $11.9 million with net gains of $199,000 for the same nine-month period in 1998.

The reduction in "other" miscellaneous income was due to the one-time income recognition at June 1998 pertaining to the sale of the former Plaza office. This reduction in income, however, was offset by net increases in mortgage loan servicing fees, an increase in income from insurance commissions, an increase in debit card interchange fees, and income generated from brokerage commissions in the trust department. Mortgage loan servicing fees increased $17,000 due to volume increases within the sold loan portfolio. Those items discussed in the three-month comparison brought about the increases in insurance commissions, debit card interchange fees and trust brokerage commissions. Commissions for life and accident and health insurance increased $27,000, debit card interchange fee income increased $39,000 and trust brokerage commissions increased $23,000.

Total other expenses for the nine-month period ended September 30, 1999 of $4,792,000 compared to $4,477,000 for the nine-month period ended September 30, 1998, an increase of $315,000. The increase is derived from an increase of $184,000 in salaries and employee benefits and an increase in net occupancy expense of $110,000. The increase in salary and employee benefits is attributed to normal annual salary increases and staff additions. The net occupancy expenses increase is due to the addition of the new Plaza office and the Trust building remodeling in the fourth quarter 1998.

Net income for the nine-month period ended September 30, 1999 was $2,373,000, an increase of $12,000 from the $2,361,000 reported at September 30, 1998. Earnings per share for the nine-month period ended September 30, 1999 and 1998 were $0.86.

Financial Condition
-------------------

Total assets increased $20.0 million or 9.3% from $215.8 million at December 31, 1998 to $235.8 million at September 30, 1999. Available for sale securities increased $10.1 million during the period, resulting from net purchases of tax-free municipal bonds. Also, net loans increased $21.1 million from $159.4 million at December 31, 1998 to $180.5 million at September 30, 1999. Those increases were offset by reductions in interest-bearing balances in other banks of $7.8 million, and federal funds sold of $4.9 million.

Total deposits of $203.9 million at September 30, 1999 represented an increase of $13.8 million or 7.2% from $190.1 million at December 31, 1998. With the exception of time certificates of deposit, all deposit products had net increases during the period. The largest increase was within the money market accounts. Money market accounts increased $5.7 million from $23.7 million at December 31, 1998 to $29.4 million at September 30, 1999. Time certificates decreased $1.8 million from $91.7 million at December 31, 1998 to $89.9 million at September 30, 1999.

At September 30, 1999, the Bank serviced approximately $41.0 million in sold fixed rate mortgages. Sales of fixed rate mortgages to "Freddie Mac" for the nine-month period ended September 30, 1999 totaled $11.6 million with a net gain of $124,000. The Bank anticipates $1.7 million in sales during the fourth quarter of 1999, however, the extent to which the Bank participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Bank and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

At September 30, 1999, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at September 30, 1999:


                                     Actual         Minimum     Well
                               ------------------
                                Amount     Ratio      Ratio  Capitalized
                               ------------------   -------  -----------
Tier 1 risk - based capital    $ 24,059    14.31%     4.00%      6.00%
Total risk - based capital       25,671    15.27      8.00      10.00
Leverage capital                 24,059    10.54      4.00       5.00

As the above table illustrates, the Company exceeds both the minimum and "well capitalized" regulatory capital requirements at September 30, 1999.
Management does not anticipate any future activity that would have a negative impact on any of these ratios. Also, management is not aware of any current recommendations by the regulatory agencies that will have a material effect on future earnings, liquidity or capital of the Company.

The Bank has expansion plans for the construction of two new branch offices in Lawrence County, Pennsylvania. The estimated $1.6 million project consists of de-novo branches in Hickory Township and New Wilmington Borough. Management views Lawrence County to be a natural extension of the Bank's market place. After receiving regulatory approval, construction of the New Wilmington office began in fourth quarter 1999. Construction of the Hickory Township office is anticipated to begin in late first quarter 2000, subsequent to the completion of the New Wilmington office. It is not anticipated that the project will have a material negative effect on the Company's liquidity position or capital resources.

LIQUIDITY

The principal functions of the Bank's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short-term or relatively risk free interest earning assets. One measure that the Bank uses to monitor liquidity is the liquidity ratio, which assesses the relationship between certain earning assets, customer deposits and short-term interests bearing liabilities. This ratio was 3.5% of total assets as of September 30, 1999 compared to 9.0% at December 31, 1998. The decrease is due to the maturity of $8.0 million in short term certificates of deposit with the Federal Home Loan Bank, the proceeds of which were used to fund loan growth and the purchase of investment securities. Management views the liquidity ratio to be at an adequate level.

Management also monitors its liquidity by the net loans to deposit ratio. The net loans (including loans held for sale) to deposits ratio was 89.4% at September 30, 1999 as compared to 85.1% at December 31, 1998 and 84.5% at September 30, 1998. The increase from December 1998 was brought about by net loan growth of $21.1 million.

The Bank's liquidity plan allows for the use of long-term advances or short-term lines of credit with the Federal Home Loan Bank ("FHLB") as a source of funds. Borrowing from FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk as well. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At September 30, 1999, the Company continued to have one such matched funding loan outstanding totaling $318,000.

The Company continues to also have short-term borrowing availability through FHLB ("RepoPlus") advances. "RepoPlus" advances are short-term borrowings maturing within one year, bear a fixed rate of interest and are subject to prepayment penalty. There was one $5.0 million advance outstanding for the RepoPlus product at September 30, 1999 used for general liquidity purposes. The Company's total borrowing capacity with FHLB was $56.9 million at September
30, 1999.

In addition to borrowing from FHLB as a source of liquidity, as mentioned earlier, the Company also continues activity in the secondary mortgage market. Specifically, the Company continues to sell fixed rate residential real estate mortgages to Freddie Mac. The sales to Freddie Mac not only provide an opportunity for the Bank to remain competitive in the market place by allowing it to offer a fixed rate mortgage product, but also provides an additional source of liquidity. Loan sales on the secondary market also provide management an additional tool to use in managing interest rate risk exposure within the balance sheet. The Bank continues to service all loans sold to Freddie Mac.

The Statement of Cash Flows, for the nine-month period ended September 30, 1999 indicates a decrease in cash and cash equivalents of $3.2 million. Cash was provided from the net increase in deposits of $13.7 million, an increase in short term borrowings of $5.0 million and the sale of fixed rate mortgages of $11.6 million. In addition, cash was provided from a decrease in interest-bearing balances with others of $8.0 million and repayments of investment securities available for sale of $4.0 million. Cash was used during the period for the origination of loans held for sale of $10.9 million, for the purchase of securities available for sale of $14.9 million and a net increase in loans of $21.5 million. Dividends paid during the nine-month period ended September 30, 1999 totaled $746,000. Cash and cash equivalents totaled $11.8 million at September 30, 1999, a decrease of $3.2 million from $15.0 million at December 31, 1998.

Due to the year 2000, management has instituted a cash contingency plan in order to meet the potential cash withdrawals of customers in December 1999. Such plan may decrease the Company's investment in interest-earning assets and may increase its investment in interest-bearing liabilities, which may cause the Company's net income to slightly decrease in the fourth quarter of 1999.

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

The Company's primary computer processing system was purchased from and is maintained by a national computer software vendor, Jack Henry & Associates, ("JHA"). During the second quarter of 1998, JHA issued a Y2K certification letter for its products. In addition, JHA also issued a software warranty to all banks that have a valid license agreement and support/maintenance agreement. The Company has such valid agreements with JHA. Despite the certification and software warranty, the Company was still required to perform Y2K testing, accordingly, during the third quarter of 1998, the Company performed its testing of its mission critical core processing applications with results producing no foreseeable Year 2000 problems. Testing of ancillary applications occurred throughout 1998 and 1999 and also produced no foreseeable problems.

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

Costs
-----

Because Management views its core processing system to be Y2K ready, little or no programming costs will be incurred for its core systems. Most costs are related to planning and internal testing and validation, which will be expensed as incurred. Exclusive of costs for planning and testing, management anticipates direct billing costs of approximately $50,000 over the course of the project. Direct billings of $21,000 had been expensed through the period ended September 30, 1999 for costs pertaining to off site testing of core processing applications. There can be no guarantee that these estimates will be achieved and actual results could differ from forecasted.

Contingency Plan
----------------

Should any unforeseen problems arise, the Company developed a contingency plan for the Year 2000. The plan allows for procedural methods and acceptable time frames for problem resolution within both JHA and the Company for core processing issues and also specifies procedures to be implemented for other situations or emergencies that may disrupt normal operations.

Despite management's best efforts to address the year 2000 issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as customers, vendors, payment systems providers, utility companies, and other financial institutions make it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the Bank's business or on the Company's consolidated financial statements.

RISK ELEMENTS

The following schedule presents the non-performing assets for the last five quarters:

                                              Sept        June        Mar         Dec        Sept
                                              1999        1999        1999        1998        1998
                                            --------    --------    --------    --------    --------
                                                            (dollars in thousands)

Non-performing and restructured loans
  Loans past due 90 days or more            $     52    $    370    $     47    $     50    $     79
  Non-accrual loans                            1,930       1,356       1,156       1,871       1,574
  Restructured loans                               -           -           -           -           -
                                            --------    --------    --------    --------    --------

    Total non-performing
      and restructured loans                   1,982       1,726       1,203       1,921       1,653
                                            --------    --------    --------    --------    --------

Other non-performing assets

  Other real estate owned                         70         229         138         138         138
  Repossessed assets                              38          35           9          38          22
                                            --------    --------    --------    --------    --------

     Total other non-performing assets           108         264         147         176         160
                                            --------    --------    --------    --------    --------

     Total non-performing assets            $  2,090    $  1,990    $  1,350    $  2,097    $  1,813
                                            ========    ========    ========    ========    ========

  Non-performing and restructured loans
     as a percentage of total loans(1)          1.09 %      1.00 %      0.76 %      1.19 %      1.04 %

  Non-performing assets and restructured
     loans as a percentage of total loans
     and other non-performing Assets and
     restructured loans(1)                      1.15 %      1.15 %      0.85 %      1.30 %      1.14 %

  (1) Excludes loans held for sale.

The allowance for loan losses at September 30, 1999, totaled $1,612,000 or 0.88% of total loans (including loans held for sale) as compared to $1,410,000 or 0.86% at December 31, 1998. Provisions for loan losses were $315,000 for the nine months ended September 30, 1999 and $206,000 for the nine-month period ended September 30, 1998.

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

Non-performing loans totaled $1,982,000 at September 30, 1999, an increase of $256,000 from their level of $1,726,000 at June 30, 1999. The increase is due an increase in non-accrual loans of $574,000 and a decrease in loans past due 90 days or more of $318,000. Non-performing loans as a percent of total loans were 1.09% at September 30, 1999 as compared to 1.00% at June 30, 1999 and 1.04% at September 30, 1998.

Other real estate owned of $70,000 at September 30, 1999 represented a decrease of $159,000 from June 30, 1999. The decrease is due to the sale of two properties in the third quarter of 1999. Management believes none of the non-performing assets, including other real estate owned, at September 30, 1999, pose any significant risk to the operations, liquidity, or capital position of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk for the Company is comprised primarily from interest rate risk exposure and liquidity risk. Since virtually all of the interest earning assets and paying liabilities are at the Bank, virtually all of the interest rate risk and liquidity risk lies at the Bank level. The Bank is not subject to currency exchange risk or commodity price risk, and has no trading portfolio, and therefore, is not subject to any trading risk. In addition, the Bank does not participate in hedging transactions such as interest rate swaps and caps. Changes in interest rates will impact both income and expense recorded and also the market value of long-term interest-earning assets. Interest rate risk and liquidity risk management is performed at the Bank level. Although the Bank has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in the immediate trade area.

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

Interest rate sensitivity is the result of differences in the amounts and repricing dates of a bank's rate sensitive assets and rate sensitive liabilities. These differences, or interest rate repricing "gap", provide an indication of the extent that the Company's net interest income is affected by future changes in interest rates. During a period of rising interest rates, a positive gap, a position of more rate sensitive assets than rate sensitive liabilities, is desired. During a falling interest rate environment, a negative gap is desired, that is, a position in which rate sensitive liabilities exceed rate sensitive assets.

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

The simulation also calculates net interest income based upon estimates of the largest foreseeable rate increase or decrease, (+or- 200 basis points or 2.00%). The current analysis indicates that, given a 200 basis point overnight movement in interest rates, the Bank would experience a potential $220,000 or 2% change in net interest income. It is important to note, however, that this exercise would be of a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities which in turn will effect the net interest income. It is important to note; however, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

Much of the Bank's deposits have the ability to reprice immediately; however, deposit rates are not tied to an external index. As a result, although changing market interest rates impact repricing, the Bank retains much of the control over repricing by determining itself the extent and timing of repricing of deposit products. In addition, the Bank maintains a significant portion of its investment portfolio as available for sale securities and also has a significant variable rate loan portfolio, which is used to offset rate sensitive liabilities.

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

Item 1. Legal Proceedings
            (none)

Item 2. Changes in Securities and Use of Proceeds
            (none)

Item 3. Defaults Upon Senior Securities
            (none)

Item 4. Submission of Matters to a Vote of Security Holders
            (none)

Item 5. Other Information
            (none)

Item 6. Exhibits and Reports on Form 8   K

            (a)   Exhibits required by Item 601 of Regulation S   K:
Exhibit Number

     2      N/A

            3(i) Articles of Incorporation filed on March 6, 1992 as
            Exhibit 3(i) to Registration Statement on
            Form S-4 (No. 33-46164) and incorporated herein by reference.

            3(ii) By   laws filed on March 6, 1992 as Exhibit 3(ii) to
            Registration Statement on Form S-4 (No. 33-46164) and incorporated herein by reference.

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



Slippery Rock Financial Corporation
             (Registrant)



Date:                                     By:/s/ William C. Sonntag
     --------------------------              ----------------------
                                          William C. Sonntag
                                          President & CEO



Date:                                      By:/s/ Mark A. Volponi
     --------------------------               -------------------
                                           Mark A. Volponi
                                           Treasurer

17