Form 10-K
period 1999-12-31
SLIPPERY ROCK FINANCIAL CORP
filed 2000-03-31
CIK 884782

FORM 10-K-ANNUAL REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1999
                          -----------------

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

Securities registered pursuant to Section 12(b) of the Act: Not Applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.25 per share.

Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X
                                       -   --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price as of December 31,1999, is $37,164,040.

The number of shares outstanding of the issuer's Common Stock, as of March 30, 2000, was 2,769,048 shares of Common Stock, par value $0.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part I Annual Report to Shareholders for Fiscal year Ended December 31, 1999

Part II Proxy statement for the 2000 Annual Meeting of shareholders to be held April 18, 2000

Page 1 of 66 Pages with Exhibits

Page 1 of 12 Pages without Exhibits

Exhibit Index on Page 10

Slippery Rock Financial Corporation
Form 10-K

Index

Part I                                                              Page
                                                                   ------

Item 1.   Business                                                   4-6

Item 2.   Properties                                                  6

Item 3.   Legal Proceedings                                           6

Item 4.   Submission of Matters to a Vote of Security Holders         6

Part II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholders Matters                                      7

Item 6.   Selected Financial Data                                     7

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       7

Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk                                              7-8

Item 8.   Financial Statements and Supplementary Data                 9

Item 9.   Changes in and disagreements with Accountants on
             Accounting and Financial Disclosures                     9

Part III

Item 10.  Directors and Executive Officers of the Registrant          9

Item 11.  Executive Compensation                                      9

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management                                                9

Item 13.  Certain Relationships and Related Transactions              9

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                               10

Signatures                                                          11-12

Index to Exhibits                                                     13

SLIPPERY ROCK FINANCIAL CORPORATION
FORM 10K
   Part I
ITEM 1. Business

General
-------

Slippery Rock Financial Corporation ("Company") is a one bank holding company organized under the laws of the Commonwealth of Pennsylvania. In addition, the Company is registered with and supervised by the Board of Governors of the Federal Reserve System (the Federal Reserve Board). On June 30,1992, The First National Bank of Slippery Rock (Bank) completed the reorganization of the Bank into a holding company structure through the exchange of the outstanding shares of common stock for shares of common stock of Slippery Rock Financial Corporation (Company). The Company's primary business is the holding of all of the outstanding common shares of its wholly owned subsidiary, The First National Bank of Slippery Rock. The Company's primary source of income has been dividends paid by the Bank.

The Bank is nationally chartered and is a member of the Federal Reserve System. The Bank's deposit are insured by the Federal Deposit Insurance Corporation (FDIC) and is a full-service institution that offers various demand and time deposit products and originates secured and unsecured commercial, consumer and mortgage loans.

The Bank has two offices located in Slippery Rock, Pennsylvania and one each in the communities of Prospect, Portersville, Grove City, Harrisville, and New Wilmington, Pennsylvania. The Bank's Trust Division operates from a separate freestanding facility, which also is located in Slippery Rock. In addition to its retail locations, the Bank has an operations center located in Slippery Rock Township.

Supervision and Regulation
--------------------------

The Company is subject to the jurisdiction of the Securities and Exchange Commission ("SEC"). In addition, Slippery Rock Financial Corporation is also subject to the provisions of the Bank Holding Company Act of 1956 as amended ("Bank Holding Company Act") and to the supervision of the Federal Reserve Board. The Bank Holding Company Act requires Slippery Rock Financial Corporation to receive prior approval of the Federal Reserve Board before it owns or controls more than 5% of the voting shares of any financial institution.

A bank holding company is prohibited from engaging in or acquiring control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board views the activities to be closely related to banking or managing or controlling banks. In addition, the Bank Holding Company Act prohibits changes in control of a bank holding company without prior notice to the Federal Reserve Board.

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

Legislation and Regulatory Changes
----------------------------------

The various legislative and regulatory bodies frequently make changes and proposed changes to laws and regulations applicable to banks and bank holding companies. No predictions as to the impact these changes may have on Slippery Rock Financial Corporation or its subsidiary can be made.

On September 29,1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). Under the Interstate Banking Act, the Federal Reserve Board, subsequent to analytical review, may approve an application by the Company to acquire all or substantially all of the assets of a bank located outside of the Commonwealth of Pennsylvania regardless of whether such a transaction is prohibited under the law of any state. In addition, the Interstate Banking Act provides that, beginning June 1,1997, federal supervisory agencies may approve a merger of the Bank with another bank located in a different state or the establishment of a new branch office either by acquisition or "de novo" unless the Commonwealth of Pennsylvania enacts legislation prior to that date which specifically allows or prohibits a merger with a financial institution in another state. Management currently has no plans to engage in interstate banking activities.



FINANCIAL SERVICES MODERNIZATION ACT OF 1999
--------------------------------------------

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) which will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wished to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

     The Financial Services Modernization Act defines "financial in nature" to include:

          securities underwriting, dealing and market making;
          sponsoring mutual funds and investment companies;
          insurance underwriting and agency;
          merchant banking activities;
          and activities that the Federal Reserve Board has determined to be closely related to banking.

In addition, a financial holding company may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company has a Community Reinvestment Act rating of satisfactory or better.

The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on the Company and the Bank in particular have yet to be determined due to the fact that the Financial Services Modernization Act was only recently adopted.

The United States Congress has periodically considered and adopted legislation, such as the Gramm-Leach-Bliley Act, which has resulted in further deregulation of both banks and other financial institutions, including mutual funds, securities brokerage firms and investment banking firms. No assurance can be given as to whether any additional legislation will be adopted or as to the effect such legislation would have on the business of the Bank or the Company



Government Monetary Policy
--------------------------

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

All of these instruments of monetary policy are used in various combinations to influence the volume of bank lending activity, the volume of investment and deposit activity and the interest rates charged on loans and paid on deposits. Because these instruments significantly influence short-term interest rates, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future.

History and Business - Bank
---------------------------

The Bank's headquarters are located at 100 South Main Street, Slippery Rock, Pennsylvania 16057. The Bank had total assets, total liabilities, and total equity of $233,022,000, $207,602,000 and $25,420,000 respectively at December
31, 1999.

The Bank is a full service financial institution, whose products and services include the accepting of time and demand deposits, and the origination of secured and unsecured commercial, mortgage and consumer loans. In addition to these services, the Bank also has a full service trust division that not only offers traditional trust services, but the sale of mutual funds and annuities as well. The Bank's business is not seasonal in nature.

At December 31,1999, the Bank had 93 full-time employees and 22 part- time employees.

Competition
-----------

The Bank competes with other area commercial banks, savings and loan institutions and credit unions. In addition, the Bank competes with major regional financial institutions headquartered in other areas of Pennsylvania. The Bank also competes for deposits with other non-financial institutions such as those firms that offer mutual funds or insurance annuities. Interest charged on loans, interest paid on deposits and service charges on deposit accounts are all comparable to competitors in the general market place.



ITEM 2.  Properties

The Bank has a full service drive through branch facility in addition to the Main banking facility in Slippery Rock, Pennsylvania, as well as one full service branch facility each in the communities of Prospect, Portersville, Harrisville, New Wilmington, and Grove City, Pennsylvania. The Bank also has an operations center located in Slippery Rock Township. In addition, in 1998, the Bank moved its trust department to a freestanding facility in Slippery Rock. While the Bank owns all of its facilities, it is subject to a real estate mortgage obligation at its Prospect, Pennsylvania location. The details of which can be found in note 9 of the notes to financial statements on page 13 of the Company's 1999 annual report.

In 1999, the Bank acquired land in New Wilmington Borough and Hickory Township, Lawrence County, Pennsylvania for the construction of two new full service branch facilities. Construction of the New Wilmington facility began in the third quarter of 1999 and was completed in March 2000. Total project costs, for the New Wilmington office, including land acquisition, approximated $1.0 million. Construction of the Hickory Township facility is anticipated to begin in the second quarter of 2000 with a targeted completion of fourth quarter 2000. In addition, the Bank anticipates opening a grocery store branch in a local Slippery Rock establishment in third quarter 2000. Management does not anticipate that the projects will pose any significant risk to the capital position or future earnings of the Company.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

(Not Applicable)

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The information required by this Item pertaining to Market for Common Equity and Related Stockholder Matters is included in the Company's 1999 Annual report on page 34, and is incorporated herein by reference
 .
ITEM 6.  Selected Financial Data

The information required by this Item pertaining to Selected Financial Data is included in the Company's 1999 Annual report on page 2, and is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item pertaining to Management's Discussion and Analysis of Operating Results and Financial Condition is included in the Company's 1999 Annual report on pages 21 through 34, and is incorporated herein by reference


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

Interest rate sensitivity is the result of differences in the amounts and repricing dates of a bank's rate sensitive assets land rate sensitive liabilities. These differences, or interest rate repricing "gap", provide an indication of the extent that the Company's net interest income is affected by future changes in interest rates. During a period of rising interest rates, a positive gap, a position of more rate sensitive assets than rate sensitive liabilities, is desired. During a falling interest rate environment, a negative gap is desired, that is, a position in which rate sensitive liabilities exceed rate sensitive assets.

At December 31,1999, the Company had a cumulative negative gap of $49,044,000 at the one year horizon. The gap analysis indicates that if interest rates were to rise 100 basis points (1.00%), the Company's net interest income would decline at the one year horizon because the Company's rate sensitive liabilities would reprice faster than rate sensitive assets. Conversely, if rates were to fall 100 basis points, the Company would earn more in net interest income.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments

The simulation also calculates net interest income based upon estimates of the largest foreseeable rate increase or decrease, (+ or - 200 basis points or 2.00%). The current analysis indicates that, given a 200 basis point overnight movement in interest rates, the Bank would experience a potential $868,000 or 8% change in net interest income. It is important to note, however, that this exercise would be of a worst case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities which in turn will effect the net interest income. It is important to note; however, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

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

In addition to borrowing from the FHLB as a source for liquidity, the Company also participates in the secondary mortgage market. Specifically, the Company sells fixed rate, residential real estate mortgages to the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The sales to Freddie Mac not only provide an opportunity for the Bank to remain competitive in the market place, by allowing it to offer a fixed rate mortgage product, but also provide an additional source of liquidity and an additional tool for management to limit interest rate risk exposure. The Bank continues to service all loans sold to Freddie Mac.

ITEM 8.  Financial Statement and Supplementary Data

The Company's consolidated financial statements and notes thereto contained in the 1999 Annual Report are filed as Exhibit 13 hereto and are incorporated in their entirety by reference under this item.

                                                             Annual Report
                                                                -Page-

            Consolidated Balance Sheet                             3
            Consolidated Statement of Income                       4
            Consolidated Statement of Changes in
                Stockholders equity                                5
            Consolidated Statement of Cash Flows                   6
            Notes to Consolidated Financial Statements           7 -19

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(Not Applicable)

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

The information required by this Item pertaining to directors of the Company is included in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders on pages 4 and 5 and page 11 and is incorporated herein by reference

ITEM 11.  Executive Compensation

The information required by this Item is included in the 2000 Proxy Statement in the Executive Compensation section on pages 6 through 11, and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is included in the 2000 Proxy Statement in the Voting Securities section on pages 1 through 3, and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions.

The information required by this Item is included in the 2000 Proxy Statement in the Transactions with Management section on page 12, and is incorporated herein by reference.

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following table presents those exhibits required by Item 601 of Regulation S - K


Slippery Rock Financial Corporation

FORM 10-K EXHIBIT LIST

  (a)  Exhibits required by Item 601 of Regulation S - K:

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

3(ii) By-laws filed on March 6, 1992 as Exhibit 3(ii) to Registration Statement on Form S-4 (No. 33-46164) and incorporated herein by reference.

4                    N/A
9                    N/A
10                   N/A
11                   N/A
12                   N/A

13 Annual Report to Shareholders for Fiscal Year Ended December 31, 1999 filed with the Commission on March 31, 2000 and incorporated reference.

16                   N/A

18                   N/A

21                   List of Subsidiaries

22                   N/A

23                   N/A

24                   N/A

27                   Financial Data Table

28                   N/A

9.1 Notice of Annual Meeting, Proxy Statement and form of Proxy for Annual Meeting of Shareholders to be held on April 18, 2000 filed with the Commission on March 31, 2000 and incorporated herein by reference.

9.2                  Accountant's Opinion

(b) Reports on Form 8-K
      None

Signatures

Pursuant to the requitements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Slippery Rock Financial Corporation

By :   /s/ William C. Sonntag
       ----------------------

       William C. Sonntag
       President & CEO
Date:  March 21, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ Mark A. Volponi
       -------------------
       Mark A. Volponi
       Treasurer
Date:  March 21, 2000


By:    /s/ Eleanor L. Cress
       --------------------
       Eleanor L. Cress
       Secretary
Date:  March 21, 2000

By:    /s/ John W. Conway
       ------------------
       John W. Conway
       Director
Date:  March 21, 2000


By:    /s/ Robert M. Greenberger
       -------------------------
       Robert M. Greenberger
       Director
Date:  March 21, 2000


By:    /s/ Robert E. Gregg
       --------------------
       Robert E. Gregg
       Director
Date:  March 21, 2000


By:    /s/ Paul M. Montgomery
       ----------------------
       Paul M. Montgomery
       Director
Date:  March 21, 2000


By:    /s/ S.P. Snyder
       ---------------
       S. P. Snyder
       Director
Date:  March 21, 2000


By:    /s/ William C. Sonntag
       ----------------------
       William C. Sonntag
       Director
Date:  March 21, 2000


By:    /s/ Charles C. Stoops, Jr.
       --------------------------
       Charles C. Stoops, Jr.
       Director
Date:  March 21, 2000


By:    /s/ Norman P. Sundell
       ---------------------
       Norman P. Sundell
       Director
Date:  March 21, 2000


By:    /s/ Kenneth D. Wimer
       --------------------
       Kenneth D. Wimer
       Director
Date:  March 21, 2000

                          Index to Exhibits



Item Number           Description               Page
--------------------------------------------------------
21                List of Subsidiaries            XX
99.2              Report of Independent Auditors   XX-XX