Form 10-Q
period 2000-03-31
SLIPPERY ROCK FINANCIAL CORP
filed 2000-05-12
CIK 884782

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                    FORM 10-Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                                --------------

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

      For the transition period from               to
                                     --------------    ---------------

      Commission file Number 0-21720
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

Registrant's telephone number, including area code: (724) 794-2210

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the
past 90 days.     YES   X     NO
                     --------   -------
As of May 8, 2000, there were 2,769,048 shares outstanding of the issuer's class of common stock.

                        SLIPPERY ROCK FINANCIAL CORPORATION
                       INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I   FINANCIAL INFORMATION                                    PAGE

         ITEM 1.   Financial Statements (Unaudited)

                   Consolidated Balance Sheet, March 31, 2000
                   and December 31, 1999                             3

                   Consolidated Statements of Income
                   Three months ended March 31, 2000 and 1999        4

                   Consolidated Statement of Changes in
                   Stockholders Equity
                   Three months ended March 31, 2000                 5

                   Consolidated Statement of Cash Flows for the
                   Three months ended March 31, 2000 and 1999        6

                   Notes to Consolidated Financial Statements        7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations     8

         Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk                                12

Part II            Other Information

         Item 4.   Submission of Matters to a Vote of
                   Security Holders                                 14

         Item 6.   Exhibits and Reports on Form 8-K                 15

         Signatures                                                 16

             SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET
                          (UNAUDITED - $ IN 000)

                                                            March 31,     December 31,
                                                               2000            1999
                                                             --------        --------
ASSETS
  Cash and due from banks                                    $ 10,174        $ 10,068
  Interest-bearing deposits in other banks                         39              38
  Federal funds sold                                            2,500           1,200
  Mortgage loans held for sale                                  1,498               -
  Investment securities:
      Available for sale                                       25,536          26,600
      Held to maturity (market value $2,941 and $2,986)         2,935           2,973
  Loans                                                       193,461         183,142
  Less allowance for loan losses                                1,719           1,681
                                                             --------        --------
        Net loans                                             191,742         181,461
  Premises and equipment                                        5,607           5,177
  Accrued interest and other assets                             5,175           5,502
                                                             --------        --------
        Total assets                                         $245,206        $233,019
                                                             ========        ========
LIABILITIES
  Deposits:
      Noninterest-bearing demand                             $ 35,361        $ 32,469
      Interest-bearing demand                                  24,713          24,547
      Savings                                                  23,280          22,187
      Money market                                             24,669          27,349
      Time                                                     97,334          90,571
                                                             --------        --------
         Total deposits                                       205,357         197,123
Short-term borrowings                                          12,000           9,000
Other Borrowings                                                  288             304
Accrued interest and other liabilities                          1,323             983
                                                             --------        --------
         Total liabilities                                    218,968         207,410
                                                             --------        --------
STOCKHOLDERS' EQUITY
  Common stock (par value $0.25; authorized shares
   12,000,000; issued and outstanding 2,769,048)                  692             692
  Surplus                                                      10,547          10,547
  Retained earnings                                            15,556          14,937
  Accumulated other comprehensive loss                           (557)           (567)
                                                             --------        --------
         Total stockholders' equity                            26,238          25,609
                                                             --------        --------
         Total liabilities and stockholders' equity          $245,206        $233,019
                                                             ========        ========

See accompanying notes to the unaudited consolidated financial statements.

                           SLIPPERY ROCK FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENT OF INCOME
                    (UNAUDITED - $ IN 000 EXCEPT PER SHARE AMOUNTS)
                                                 Three Months Ended
                                                      March 31,
                                                  2000        1999
                                                 ------      ------
INTEREST INCOME
  Loans, including fees                          $4,022      $3,595
  Interest-bearing deposits in other banks            -         105
  Federal funds sold                                 25         121
  Interest on investment securities:
     Taxable                                        159         129
     Exempt from federal income tax                 207         156
     Dividends                                       17          16
                                                 ------      ------
              Total interest income               4,430       4,122
                                                 ------      ------
INTEREST EXPENSE
  Deposits                                        1,694       1,697
  Borrowed funds                                    115           5
                                                 ------      ------
              Total interest expense              1,809       1,702
                                                 ------      ------
NET INTEREST INCOME                               2,621       2,420
Provision for loan losses                           105         105
                                                 ------      ------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                 2,516       2,315
                                                 ------      ------
OTHER INCOME
  Service charges on deposit accounts               201         144
  Trust department income                            47          46
  Net gains on sales of loans                         -         113
  Other income                                      181         139
                                                 ------      ------
              Total other income                    429         442
                                                 ------      ------
OTHER EXPENSE
  Salaries and employee benefits                    854         787
  Occupancy expense, net                            101          96
  Furniture and equipment expense                   199         230
  Data processing expense                            58          51
  Stationery, printing and supplies                  51          42
  Pennsylvania shares tax                            57          55
  Other                                             362         335
                                                 ------      ------
              Total other expense                 1,682       1,596
                                                 ------      ------
Income before income taxes                        1,263       1,161
Income tax expense                                  368         348
                                                 ------      ------
NET INCOME                                       $  895      $  813
                                                 ======      ======
PER SHARE DATA
      Average shares for the period, Basic    2,769,048   2,764,248
      Average shares for the period,Diluted   2,769,791   2,764,248
      Earnings per share, Basic                  $ 0.32      $ 0.29
      Earnings per share,Diluted                 $ 0.32      $ 0.29
      Dividends paid                             $ 0.10      $ 0.09

     See accompanying notes to the unaudited consolidated financial statements

                 SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (UNAUDITED - $ IN 000)

                                                                      Accumulated
                                                                         Other
                                     Common              Retained    Comprehensive            Comprehensive
                                     Stock    Surplus    Earnings    Income/(Loss)    Total       Income
                                    ------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999          $   692   $10,547    $14,937       $  (567)      $25,609      $     -
Net Income                                                   895                         895          895
Net unrealized gain on securities                                           10            10           10
Stock options exercised                             -                                      -
Cash dividends ($0.10 per share)                            (276)                       (276)
                                    ------------------------------------------------------------------------
BALANCE, MARCH 31, 2000             $   692   $10,547    $15,556       $  (557)      $26,238      $   905
                                    ========================================================================

See accompanying notes to the unaudited consolidated financial statements.

                  SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED - $ IN 000)

                                                                 Three Months Ended
                                                                       March 31,
                                                                 2000           1999
                                                               --------       --------
OPERATING ACTIVITIES
     Net income                                                $    895       $    813
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
       Provision for loan losses                                    105            105
       Depreciation and amortization                                146            238
       Deferred taxes                                                 5            (19)
       Origination of loans held for sale                        (1,498)        (8,498)
       Proceeds from sale of loans held for sale                      -          9,032
       Gain on sale of loans                                          -           (113)
       Decrease (Increase) in accrued interest receivable            (6)            85
       Decrease in accrued interest payable                         (49)           (29)
       Other, net                                                   642           (144)
                                                               --------       --------
         Net cash provided by operating activities                  240          1,470
                                                               --------       --------
INVESTING ACTIVITIES
     Investment securities available for sale:
       Repayments                                                 1,083          1,800
       Purchases                                                      -         (4,044)
     Investment securities held to maturity:
       Repayments                                                   137              4
       Purchases                                                   (100)             -
     Decrease (Increase) in loans, net                          (10,384)         2,148
     Purchase of premises and equipment                            (581)          (220)
     Other                                                           70              -
                                                               --------       --------
         Net cash used for investing activities                  (9,775)          (312)
                                                               --------       --------
FINANCING ACTIVITIES
     Increase in deposits, net                                    8,234          3,960
     Increase in short term borrowings                            3,000              -
     Payments on long term debt                                     (16)            (2)
     Proceeds from stock options exercised                            -             11
     Cash dividends paid                                           (276)          (249)
                                                               --------       --------
         Net cash provided by financing activities               10,942          3,720
                                                               --------       --------
         Increase in cash and cash equivalents                    1,407          4,878
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 11,306         15,035
                                                               --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 12,713       $ 19,913
                                                               ========       ========
Cash payments for interest                                     $  1,858       $  1,731
Cash payments for income taxes                                 $      -       $     25

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
------------------------------------------------------------

Total interest income of $4,430,000 for the three-month period ended March
31, 2000 compared to $4,122,000 for the same three-month period in 1999, an increase of $308,000 or 7.5%. The overall increase in total interest income is attributed to an increase in interest and fees on loans of $427,000 or 11.9%. Income from interest and fees on loans increased due to volume increases within the loan portfolio. Average loans, including loans available for sale, at March 31, 2000 were $189.0 million, an increase of $27.8 million or 17.2% from $161.2 million at March 31, 1999. Although virtually all major segments within the loan portfolio reflected net increases in average balances, the most significant growth occurred within the 1-4 family real estate and commercial real estate segments. Average 1-4 family real estate loans increased $15.8 million or 22.8% and average commercial real estate loans increased $14.1 million or 34.0%. The increase within the loan portfolio was brought about by general market activity without any concentrated efforts on management's part.

Total interest expense of $1,809,000 for the three-month period ended March 31, 2000 represented an increase of $107,000 from the $1,702,000 reported for the same three-month period in 1999. A decrease in interest expense on deposits of $3,000 was offset by an increase in interest expense on borrowed funds of $110,000. The increase in interest on borrowed funds was due to an increase in average borrowings outstanding during the three-month period ended March 31, 2000. Average borrowed funds, which are comprised of short-term advances from the Federal Home Loan Bank ("FHLB"), increased $7.3 million for the three-month period ended March 31, 2000. The advances are used for general liquidity purposes.

Net interest income of $2,621,000 for the three months ended March 31, 2000 compared to $2,420,000 for the same three-month period in 1999, an increase of $201,000.

Total other income for the three-month period ended March 31, 2000 of $429,000 compared to $442,000 for the three-month period ended March 31, 1999, a decrease of $13,000. An increase in service charges on deposit accounts of $57,000 and an increase in "other" miscellaneous income of $42,000 were offset by a decline in net gains recorded on the sale of loans of $113,000. The increase in service charges on deposit accounts increased due to volume activity and to price restructurings during third quarter 1999. The increase in "other" miscellaneous income was due to three items; an increase in insurance commissions, an increase in debit card interchange fees, and an increase in trust brokerage commission fees. Insurance commissions increased $18,000 resulting from the sale of life and accident and health insurance on new loan originations. Debit card interchange fees, which are fees paid by merchants that accept debit cards for purchases, increased $17,000 due to increased activity. Trust brokerage commissions increased $10,000 due to increased sales of non-traditional deposit products within the Bank's Trust Division.

Total other expense of $1,682,000 for the three months ended March 31, 2000 compared to $1,596,000 for the same three-month period in 1999. This
represented an increase of $86,000 or 5.4%.   The increase is derived from an
increase in salaries and employee benefits expense of $67,000, and an increase in "other" miscellaneous expense of $27,000. The increase in salary and benefits is attributed to staff additions pertaining to the Lawrence County, Pennsylvania expansions. The New Wilmington, Pennsylvania branch office celebrated its "Grand Opening" on March 10, 2000. The Company anticipates opening its Laurel Office in Hickory Township, Lawrence County during the fourth quarter of 2000. In addition, the Company will open its new supermarket branch in Slippery Rock during the third quarter 2000. The increase in other expense is due to an increase in communication charges of $13,000 pertaining to the new branch, and an increase in collection expense of $21,000. The increase in collection expense resulted from a one-time recovery
of various legal costs in 1999 associated with a foreclosed property.   No
such recoveries were recorded for the three-month period ended March 31, 2000.

Net income for the three-month period ended March 31, 2000 was $895,000, an increase of $82,000 from the $813,000 reported at March 31, 1999. Earnings per share for the three-month period ended March 31, 2000 was $0.32, an increase of $0.03 from $0.29 per share earned during the same three-month period in 1999.

FINANCIAL CONDITIONS
-------------------

Total assets increased $12.2 million or 5.2% from $233.0 million at December 31, 1999 to $245.2 million at March 31, 2000. The increase in total assets is due primarily to an increase in total loans, including loans available for sale, of $11.8 million. The most significant growth occurred within the 1-4 family real estate portfolio, which increased $5.8 million. This was followed by net increases within the commercial real estate and consumer portfolios of $2.3 million and $2.4 million, respectively. Student loans also increased $1.1 million.

Total deposits of $205.3 million at March 31, 2000 represented an increase of $8.2 million or 4.2% from $197.1 million at December 31, 1999. With the exception of money market deposit accounts, all deposit products had net increases during the period. The most significant increases were within time certificates and non-interest bearing demand, which increased $6.8 million and $2.9 million, respectively. The increases were due to the opening of the New Wilmington branch facility and to various time certificate promotions as part of the "Grand Opening". The decrease in money market accounts is attributed to seasonal activity of the local university.

At March 31, 2000, the Company serviced approximately $41.9 million in sold
fixed rate mortgages.   There were no sales of fixed rate mortgages to The
Federal Home Loan Mortgage Corporation, ("Freddie Mac") during the first quarter of 2000. Sales of fixed rate mortgages for the period ended March 31, 1999 totaled $9.0 million with net gains of $23,000. Although the Company does anticipate the sale of approximately $1.5 million during the second quarter of 2000, it had no unfunded commitments to sell at March 31, 2000. Management does anticipate future sales of fixed rate mortgages; however, the extent to which the Company participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Company and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

At March 31, 2000, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at March 31, 2000:

                                    Actual
                              ----------------    Minimum       Well
                              Amount     Ratio     Ratio     Capitalized
                              ----------------    -------    -----------
Tier 1 risk - based capital   $25,160   14.30%      4.00%          6.00%

Total risk - based capital     26,879   15.27       8.00          10.00

Leverage capital               25,160   10.59       4.00           5.00


As the above table illustrates, the Company exceeds both the minimum and "well capitalized" regulatory capital requirements at March 31, 2000. Management does not anticipate any future activity that would have a negative impact on any of these ratios. Also, management is not aware of any current recommendations by the regulatory agencies that will have a material effect on future earnings, liquidity or capital of the Company.

LIQUIDITY
---------
The principal functions of the Company's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. One measure that the Company uses to monitor liquidity is the liquidity ratio, which assesses the relationship between certain earning assets, customer deposits and short-term interest bearing liabilities. This ratio was 3.3% of total assets as of March 31, 2000 compared to 2.6% at December 31, 1999. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the net loans to deposits ratio.
The net loans (including loans held for sale) to deposits ratio was at 94.1% at March 31, 2000 as compared to 92.0% at December 31, 1999 and 82.0% at March 31, 1999. The Company's liquidity plan allows for the use of long-term advances or short- term lines of credit with the Federal Home Loan Bank ("FHLB") as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk as well. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At March 31, 2000, the Company continued to have one such matched funding loan outstanding totaling $90,000.

The Company continues to also have short-term borrowing availability through FHLB "RepoPlus" advances. "RepoPlus" advances are short-term borrowings maturing within one year, bear a fixed rate of interest and are subject to prepayment penalty. At March 31, 2000, the Company had $12.0 million in RepoPlus advances outstanding used for general liquidity purposes.

In addition to borrowing from the FHLB as a source for liquidity, as mentioned earlier, the Company also continued activity in the secondary mortgage market. Specifically, the Company continues to sell fixed rate residential real estate mortgages to Freddie Mac. The sales to Freddie Mac not only provide an opportunity for the Company to remain competitive in the market place by allowing it to offer a fixed rate mortgage product, but also provides an additional source of liquidity. Loan sales on the secondary market also provides management an additional tool to use in managing interest rate risk exposure within the balance sheet. The Company continues to service all loans sold to Freddie Mac.

The Statement of Cash Flows, for the three-month period ended March 31, 2000, indicates an increase in cash and cash equivalents of $1.4 million. Cash was provided from a net increase in deposits of $8.2 million, an increase in short-term borrowings of $3.0 million, and repayments of investment securities available for sale of $1.1 million. Cash was used during the period for the origination of loans held for sale of $1.5 million and for the origination of loans of $10.4 million. Dividends paid during the three-month period ended March 31, 2000 totaled $276,000. Cash and cash equivalents totaled $12.7 million at March 31, 2000, an increase of $1.4 million from $11.3 million at December 31, 1999.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.



RISK ELEMENTS

The following schedule presents the non-performing assets for the last five quarters:

                                             Mar          Dec          Sept          Jun          Mar
                                             2000         1999         1999          1999         1999
                                           --------     --------     --------      --------     --------
                                                                  (dollars in thousands)
Non-performing and restructured loans
  Loans past due 90 days or more           $    361     $     93     $     52      $    370     $     47
  Non-accrual loans                           2,183        2,526        1,930         1,356        1,156
  Restructured loans                              -            -            -             -            -
                                           --------     --------     --------      --------     --------
    Total non-performing
      and restructured loans                  2,544        2,619        1,982         1,726        1,203
                                           --------     --------     --------      --------     --------
Other non-performing assets
  Other real estate owned                       210          280           70           229          138
  Repossessed assets                             16           33           38            35            9
                                           --------     --------     --------      --------     --------
    Total other non-performing assets           226          313          108           264          147
                                           --------     --------     --------      --------     --------
Total non-performing assets                $  2,770     $  2,932     $  2,090      $  1,990     $  1,350
                                           ========     ========     ========      ========     ========
    Non-performing and restructured loans
    as a percentage of total loans(1)          1.30%        1.43%        1.09%         1.00%        0.76%


    Non-performing assets and
    restructured loans as a
    percentage of total loans
    and other non-performing
    Assets and restructured loans(1)           1.42%        1.60%        1.15%         1.15%        0.85%

(1) Excludes loans held for sale.

The allowance for loan losses at March 31, 2000 totaled $1,719,000 or 0.89% of total loans (including loans held for sale) as compared to $1,681,000 or 0.92% at December 31, 1999. Provisions for loan losses were $105,000 for both three-month periods ended March 31, 2000 and March 31, 1999.

Management performs a quarterly evaluation of the allowance for loan losses. The evaluation incorporates internal loan review, actual historical losses, as well as any negative economic trends in the local market. The evaluation is presented to and approved by the Board of Directors of the Company. Management, through the use of the quarterly evaluation, believes that the allowance is maintained at an adequate level.

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At March 31, 2000, the Company had nonaccrual loans of $2,183,000, of which, $1,816,000 were classified as impaired. The average balance in 2000 of
impaired loans was $1,919,000.   Impaired loans had a related allowance
allocation of $272,000 and income recognized in 2000 for impaired loans totaled $6,000.

While impaired loans at March 31, 2000 were comprised of several loan accounts, three borrowers accounted for $1.6 million of the total, of which one borrower totaled $1.1 million. Two of the borrowers continued voluntary liquidation of assets as part of work out arrangements with the Company. The remaining borrower pertains to a participated loan for a dairy operation. The Company was cross-collateralized on cattle, feed and real estate, including facilities. Prior to year-end 1999, based on internal analysis, the Company determined that a loss pertaining to the cattle portion of the credit was eminent. Accordingly, management recorded a charge off in the amount of $300,000 during the fourth quarter of 1999, which represented the Company's
portion of the total loss.   In addition, the remaining dairy herd has been
sold with all proceeds delivered to the Company. Management anticipates receiving deed in lieu of foreclosure on the remaining real estate. Management continues negotiations with an interested third party for a lease with an option to purchase and does not consider any of the remaining non-performing loans to pose any significant risk to the capital position or future earnings of the Company.

Other real estate owned of $210,000 at March 31, 2000 continued to represent a single commercial property acquired through foreclosure proceedings.

Management believes none of the non-performing assets, including other real estate owned, at March 31, 2000, pose any significant risk to the operations, liquidity or capital position of the Company.

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

The simulation also calculates net interest income based upon estimates of the largest foreseeable rate increase or decrease, (+or - 200 basis points or 2.00%). The current analysis indicates that, given a 200 basis point overnight movement in interest rate, the Bank would experience a potential $868,000 or 8% change in net interest income. It is important to note, however, that this exercise would be of a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities which in turn will effect the net interest income. It is important to note; however, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

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

ITEM 1. LEGAL PROCEEDINGS
     (none)

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     (none)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     (none)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Slippery Rock Financial Corporation took place on April 18, 2000. The following two (2) matters were voted upon:

(1) Election of the four (4) persons listed in CLASS II of the Proxy Statement dated March 31, 2000 whose terms expire in 2003.

                    CLASS II DIRECTORS:
                    -------------------

                    Mr. Robert M. Greenberger
                    Mr. Paul M. Montgomery
                    Mr. William C. Sonntag
                    Mr. Norman P. Sundell

(2) Such other business as may properly come before the meeting or any adjournment thereof.

CONTINUING CLASS III DIRECTORS WHOSE TERMS EXPIRE IN 2001 ARE:

                    Mr. Grady W. Cooper
                    Mr. Robert E. Gregg
                    Mr. S. P. Snyder
                    Mr. Kenneth D. Wimer

CONTINUING CLASS I DIRECTORS WHOSE TERMS EXPIRE IN 2002 ARE:

                    Mr. John W. Conway
                    Mr. William D. Kingery
                    Mr. Charles C. Stoops, Jr.

The following table presents the results of the vote tabulation:

ISSUE          DESCRIPTION                    VOTES FOR          VOTES AGAINST

1       Election of CLASS II Directors

        Mr. Robert M. Greenberger             2,510,154          41,884
        Mr. Paul M. Montgomery                2,510,154          41,884
        Mr. William C. Sonntag                2,510,154          41,884
        Mr. Norman P. Sundell                 2,510,154          41,884

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

    3(ii) By-laws filed on March 6, 1992 as Exhibit 3(ii) to Registration Statement on Form S-4 (No.33-46164) and incorporated herein by reference.

    4        N/A

    10       N/A

    11       N/A

    15       N/A

    18       N/A

    19       N/A

    22       N/A

    23       N/A

    24       N/A

    27       Financial Data Table

    99.0     Independent Auditor's Review

         (b) Reports on Form 8-K
             None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Slippery Rock Financial Corporation
             (Registrant)



Date: May 8, 2000                     By:/s/ William C. Sonntag
      -----------                        ----------------------
                                             William C. Sonntag
                                             President & CEO



Date: May 8, 2000                     By:/s/ Mark A. Volponi
      -----------                        -------------------
                                             Mark A. Volponi
                                             Treasurer