Form 10-Q
period 2000-06-30
SLIPPERY ROCK FINANCIAL CORP
filed 2000-08-11
CIK 884782

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000
                                               -------------

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

As of August 10, 2000, there were 2,769,381 shares outstanding of the issuer's class of common stock.

                     SLIPPERY ROCK FINANCIAL CORPORATION
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q

Part I   Financial Information                                       Page

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheet, June 30, 2000
                  And December 31, 1999                               3

                  Consolidated Statements of Income for the
                  Three months ended June 30, 2000 and 1999
                  and for the Six months ended June 30, 2000
                  and 1999                                            4

                  Consolidated Statement of Changes in
                  Stockholders Equity for the
                  Six months ended June 30, 2000 and 1999             5

                  Consolidated Statement of Cash Flows for the
                  Six months ended June 30, 2000 and 1999             6

                  Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       8

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                  14

Part II  Other Information

         Item 4.  Submission of Matters to a Vote of
                  Security Holders.                                  16

         Item 6.  Exhibits and Reports of Form 8-K                   17

         Signatures                                                  18

                     SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET
                                (UNAUDITED - $ IN 000)

                                                          June 30,       December 31,
                                                            2000           1999
                                                         ---------       ---------
ASSETS
  Cash and due from banks                                $  11,092       $  10,068

  Interest-bearing deposits in other banks                     115              38
  Federal funds sold                                           400           1,200
  Mortgage loans held for sale                               1,404               -
  Investment securities:
     Available for sale                                     25,006          26,600
     Held to maturity (market value $2,935 and $2,986)       2,931           2,973
  Loans                                                    210,136         183,142
  Less allowance for loan losses                             1,787           1,681
                                                         ---------       ---------
     Net loans                                             208,349         181,461
  Premises and equipment                                     5,981           5,177
  Accrued interest and other assets                          5,352           5,502
                                                         ---------       ---------
     Total assets                                        $ 260,630       $ 233,019
                                                         =========       =========
LIABILITIES
  Deposits:
   Noninterest-bearing demand                            $  34,579       $  32,469
   Interest-bearing demand                                  25,673          24,547
   Savings                                                  24,161          22,187
   Money market                                             22,061          27,349
   Time                                                    102,265          90,571
                                                         ---------       ---------
     Total deposits                                        208,739         197,123
Short-term borrowings                                       23,000           9,000
Other Borrowings                                               461             304
Accrued interest and other liabilities                       1,475             983
                                                         ---------       ---------
     Total liabilities                                     233,675         207,410
                                                         ---------       ---------
STOCKHOLDERS' EQUITY
  Common stock (par value $0.25; authorized shares
   12,000,000; issued and outstanding 2,769,381                692             692
  Surplus                                                   10,551          10,547
  Retained earnings                                         16,214          14,937
  Accumulated other comprehensive loss                        (502)           (567)
                                                         ---------       ---------
     Total stockholders' equity                             26,955          25,609
                                                         ---------       ---------
     Total liabilities and stockholders' equity          $ 260,630       $ 233,019
                                                         =========       =========

See accompanying notes to the unaudited consolidated financial statements.

                             SLIPPERY ROCK FINANCIAL CORPORATION
                              CONSOLIDATED STATEMENT OF INCOME
                      (UNAUDITED - $ IN 000 EXCEPT PER SHARE AMOUNTS)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                  June 30,
                                             2000          1999         2000         1999
                                            --------     --------     --------     --------
INTEREST INCOME
  Loans, including fees                     $  4,416     $  3,505     $  8,438     $  7,100
  Interest-bearing deposits in other banks         1           83            1          188
  Federal funds sold                              35           80           60          201
  Interest on investment securities:
     Taxable                                     153          137          312          266
     Exempt from federal income tax              207          188          414          344
     Dividends                                    21           16           38           32
                                            --------     --------     --------     --------
           Total interest income               4,833        4,009        9,263        8,131
                                            --------     --------     --------     --------
INTEREST EXPENSE
  Deposits                                     1,789        1,675        3,483        3,372
  Borrowed funds                                 290            7          405           12
                                            --------     --------     --------     --------
           Total interest expense              2,079        1,682        3,888        3,384
                                            --------     --------     --------     --------
NET INTEREST INCOME                            2,754        2,327        5,375        4,747
Provision for loan losses                        119          105          224          210
                                            --------     --------     --------     --------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                               2,635        2,222        5,151        4,537
                                            --------     --------     --------     --------
OTHER INCOME
  Service charges on deposit accounts            218          149          419          293
  Trust department income                         33           32           80           78
  Net gains on sales of loans                     28           11           28          124
  Other income                                   182          176          363          315
                                            --------     --------     --------     --------
           Total other income                    461          368          890          810
                                            --------     --------     --------     --------
OTHER EXPENSE
  Salaries and employee benefits                 841          753        1,695        1,540
  Occupancy expense, net                         101           92          202          188
  Furniture and equipment expense                198          202          397          432
  Data processing expense                         60           60          118          111
  Stationery, printing and supplies               56           34          107           76
  Pennsylvania shares tax                         63           56          120          111
  Other                                          449          449          811          784
                                            --------     --------     --------     --------
           Total other expense                 1,768        1,646        3,450        3,242
                                            --------     --------     --------     --------
Income before income taxes                     1,328          944        2,591        2,105
Income tax expense                               392          266          760          614
                                            --------     --------     --------     --------
NET INCOME                                  $    936     $    678     $  1,831     $  1,491
                                            ========     ========     ========     ========
PER SHARE DATA
   Average shares for the period, basic    2,769,132    2,764,248    2,769,090    2,764,248
   Average shares for the period, diluted  2,769,132    2,766,360    2,770,829    2,766,649
   Earnings per share, basic               $    0.34    $    0.25    $    0.66    $    0.54
   Earnings per share, diluted             $    0.34    $    0.25    $    0.66    $    0.54
   Dividends paid                          $    0.10    $    0.09    $    0.20    $    0.18

See accompanying notes to the unaudited consolidated financial statements

                           SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                            (UNAUDITED - $ IN 000)

                                                                              Accumulated
                                                                                Other
                                      Common                     Retained    Comprehensive              Comprehensive
                                       Stock       Surplus       Earnings   Income / (Loss)    Total        Income
                                     --------------------------------------------------------------------------------
Balance, December 31, 1999           $  692      $  10,547      $  14,937      $  (567)      $  25,609      $      -
Net Income                                                          1,831                        1,831         1,831
Net unrealized gain on securities                                                   65              65            65
Stock options exercised                                  4                                           4
Cash dividends ($0.20 per share)                                     (554)                        (554)
                                     --------------------------------------------------------------------------------
Balance, June 30, 2000               $  692      $  10,551       $  16,214      $  (502)      $  26,955      $  1,896
                                     ================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited - $ in 000)

                                                                 Six Months Ended
                                                                    June 30,
                                                                2000         1999
                                                             ---------     ---------
OPERATING ACTIVITIES
  Net income                                                 $   1,831     $   1,491
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Provision for loan losses                                      224           210
    Depreciation and amortization                                  292           344
    Deferred taxes                                                   5           (69)
    Origination of loans held for sale                          (4,407)       (9,186)
    Proceeds from sale of loans held for sale                    3,001        11,662
    Gain on sale of loans                                          (28)         (124)
    Increase in accrued interest receivable                        (58)          (61)
    (Decrease) increase in accrued interest payable                111           (53)
    Other, net                                                     582          (336)
                                                             ---------     ---------
      Net cash provided by operating activities                  1,553         3,878
                                                             ---------     ---------
INVESTING ACTIVITIES

  Decrease in interest-bearing deposits in other banks, net          -         8,000
  Investment securities available for sale:
    Repayments                                                   1,985         3,877
    Purchases                                                     (287)      (14,714)
  Investment securities held to maturity:
    Repayments                                                     141            88
    Purchases                                                     (100)            -
  Increase in loans, net                                       (27,105)      (11,736)
  Purchase of premises and equipment                            (1,108)         (777)
  Other                                                              -             -
                                                             ---------     ---------
      Net cash used for investing activities                   (26,474)      (15,262)
                                                             ---------     ---------
FINANCING ACTIVITIES
  Increase in deposits, net                                     11,615         6,947
  Increase in short term borrowings, net                        14,000         2,000
  Increase in borrowed funds                                       186           223
  Payments on borrowed funds                                       (29)           (5)
  Proceeds from stock options exercised                              4            11
  Cash dividends paid                                             (554)         (498)
                                                             ---------     ---------
      Net cash provided by financing activities                 25,222         8,678
                                                             ---------     ---------
      Increase (Decrease) in cash and cash equivalents             301        (2,706)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                11,306        15,035
                                                             ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  11,607     $  12,329
                                                             =========     =========

Cash payments for interest                                   $   3,765     $   3,437
Cash payments for income taxes                               $     705     $     767

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
-----------------------------------------------------------

Total interest income of $4,833,000 for the three- month period ended June 30, 2000 compared to $4,009,000 for the same three-month period in 1999, an increase of $824,000 or 20.6%. The overall increase in total interest income is attributed to an increase in interest and fees on loans of $911,000 or 26.0%. Income from interest and fees on loans increased due to volume increases within the loan portfolio. Average loans, including loans available for sale, at June 30, 2000 were $194.0 million, an increase of $32 million or 19.8% from $162.0 million at June 30, 1999.

Although virtually all major segments within the loan portfolio reflected net increases in average balances, the most significant growth occurred within the 1-4 family real estate and commercial real estate segments. Average 1-4 family real estate loans increased $18.4 million or 26.2% and average commercial real estate loans increased $14.3 million or 33.8%. The increase within the loan portfolio was brought about by general market activity without any concentrated efforts on management's part.

Total interest expense of $2,079,000 for the three-month period ended June 30, 2000 represented an increase of $397,000 from the $1,682,000 reported for the same three-month period in 1999. The increase in interest expense was comprised of increases in interest expense on deposits of $114,000 and on borrowed funds of $283,000. The increase in interest on both deposits and borrowed funds was due to an increase in average borrowings outstanding during the three-month period ended June 30, 2000. Average deposits increased $11.6 million and average borrowed funds increased $12.2 million compared to the same period in 1999. The advances are used for general liquidity purposes.

Net interest income of $2,754,000 for the three months ended June 30, 2000 compared to $2,372,000 for the same three-month period in 1999, an increase of $427,000.

Total other income for the three-month period ended June 30, 2000 of $461,000 compared to $368,000 for the three-month period ended June 30, 1999, an increase of $93,000. An increase in service charges on deposit accounts of $69,000 and an increase in gains on the sale of loans of $17,000 account for this increase. The increase in service charges on deposit accounts increased due to volume activity and to price restructurings during third quarter 1999.

Total other expense of $1,768,000 for the three-months ended June 30, 2000 compared to $1,646,000 for the same three-month period in 1999. This
represented an increase of $122,000 or 7.4%.   The increase is primarily
derived from an increase in salaries and employee benefits expense of $88,000, and an increase stationary, printing, and supplies of $22,000. The increase in salary and benefits is attributed to staff additions pertaining to the Lawrence County, Pennsylvania expansions. The New Wilmington, Pennsylvania branch office celebrated its "Grand Opening" on March 10, 2000. The Company anticipates opening its Laurel Office in Hickory Township, Lawrence County during the fourth quarter of 2000. In addition, the Company will open its new supermarket branch in Slippery Rock during the third quarter 2000.

Net income for the three-month period ended June 30, 2000 was $936,000, an increase of $258,000 from the $678,000 reported at June 30, 1999. Earnings per share for the three-month period ended June 30, 2000 was $0.34, an increase of $0.09 from $0.25 per share earned during the same three-month period in 1999.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
---------------------------------------------------------

Total interest income of $9,263,000 for the six-month period ended June 30, 2000 compared to $8,131,000 for the same six-month period in 1999, an increase of $1,132,000 or 13.9%. The primary increase in total interest income is attributed to an increase in interest and fees on loans of $1,338,000 or 18.80%. Income from interest and fees on loans increased due to volume increases within the loan portfolio, as discussed above.

Total interest expense of $3,888,000 for the six-month period ended June 30, 2000 represented an increase of $504,000 from the $3,384,000 reported for the same six-month period in 1999. The increase in interest expense was comprised of increases in interest expense on deposits of $111,000 and on borrowed funds of $393,000. The increase in interest on both deposits and borrowed funds was due to an increase in average borrowings outstanding during the six-month period ended June 30, 2000.

Net interest income of $5,375,000 for the six months ended June 30, 2000 compared to $4,747000 for the same six-month period in 1999, an increase of $628,000.

Total other income for the six-month period ended June 30, 2000 of $890,000 compared to $810,000 for the six-month period ended June 30, 1999, an increase of $80,000. An increase in service charges on deposit accounts of $126,000 and an increase in other income of $48,000 was offset by a decline in gain on the sale of loans of $96,000. The increase in service charges on deposit accounts increased due to volume activity and to price restructurings during third quarter 1999. The increase in "other" miscellaneous income was due to three items; an increase in insurance commissions, an increase in debit card interchange fees, and an increase in trust brokerage commission fees. Insurance commissions increased $16,000 resulting from the sale of life and accident and health insurance on new loan originations. Debit card interchange fees, which are fees paid by merchants that accept debit cards for purchases, increased $30,000 due to increased activity. Trust brokerage commissions increased $12,000 due to increased sales of non-traditional deposit products within the Bank's Trust Division.

Total other expense of $3,450,000 for the six-months ended June 30, 2000 compared to $3,242,000 for the same six-month period in 1999. This
represented an increase of $208,000 or 6.4%.   The increase is primarily
derived from an increase in salaries and employee benefits expense of $155,000, and an increase stationary, printing, and supplies of $31,000. The increase in salary and benefits is attributed to staff additions pertaining to the Lawrence County, Pennsylvania expansions. The New Wilmington, Pennsylvania branch office celebrated its "Grand Opening" on March 10, 2000. The Company anticipates opening its Laurel Office in Hickory Township, Lawrence County during the fourth quarter of 2000. In addition, the Company will open its new supermarket branch in Slippery Rock during the third quarter 2000.

Net income for the six-month period ended June 30, 2000 was $1,831,000, an increase of $340,000 from the $1,491,000 reported at June 30, 1999. Earnings per share for the six-month period ended June 30, 2000 was $0.66, an increase of $0.12 from $0.54 per share earned during the same six-month period in 1999.

FINANCIAL CONDITION
-------------------

Total assets increased $27.6 million or 11.8% from $233.0 million at December 31, 1999 to $260.6 million at June 30, 2000. The increase in total assets is due primarily to an increase in total loans, including loans available for
sale, of $28.4 million.   The most significant growth occurred within the 1-4
family real estate portfolio, which increased $12.6 million. This was followed by net increases within the consumer, commercial and commercial real estate portfolios of $6.2 million, $6.0 million and $3.2 million, respectively.

Total deposits of $208.7 million at June 30, 2000 represented an increase of $11.6 million or 5.9% from $197.1 million at December 31, 1999. With the exception of money market deposit accounts, all deposit products had net increases during the period. The most significant increases were within time certificates and non-interest bearing demand, which increased $11.7 million and $2.1 million, respectively. The increases were due to the opening of the New Wilmington branch facility and to various time certificate promotions as part of the "Grand Opening". The decrease in money market accounts is attributed to seasonal activity of the local university.

At June 30, 2000, the Company serviced approximately $43.8 million in sold fixed rate mortgages. Sales of fixed rate mortgages for the period ended
June 30, 2000 totaled $3.0 million with net losses of $2,000. Management does anticipate future sales of fixed rate mortgages; however, the extent to which the Company participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Company and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

At June 30, 2000, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at June 30, 2000:

                                          Actual
                                  ---------------------       Minimum       Well
                                   Amount       Ratio          Ratio    Capitalized
                                  -------------------------------------------------
Tier 1 risk - based capital      $ 25,879       13.51 %       4.00 %       6.00 %

Total risk - based capital         27,666       14.44         8.00        10.00

Leverage capital                   25,879       10.61         4.00         5.00


As the above table illustrates, the Company exceeds both the minimum and "well capitalized" regulatory capital requirements at June 30, 2000. Management does not anticipate any future activity that would have a negative impact on any of these ratios. Also, management is not aware of any current recommendations by the regulatory agencies that will have a material effect on future earnings, liquidity or capital of the Company.

LIQUIDITY

The principal functions of the Company's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. One measure that the Company uses to monitor liquidity is the liquidity ratio, which assesses the relationship between certain earning assets, customer deposits and short-term interest bearing liabilities. This ratio was 2.8% of total assets as of June 30, 2000 compared to 2.6% at December 31, 1999. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the net loans to deposits ratio.
The net loans (including loans held for sale) to deposits ratio was at 100.4% at June 30, 2000 as compared to 92.0% at December 31, 1999 and 86.7% at June 30, 1999. The Company's liquidity plan allows for the use of long-term advances or short- term lines of credit with the Federal Home Loan Bank ("FHLB") as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk as well. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At June 30, 2000, the Company had two such matched funding loans outstanding totaling $276,000.

The Company continues to also have short-term borrowing availability through FHLB "RepoPlus" advances. "RepoPlus" advances are short-term borrowings maturing within one year, bear a fixed rate of interest and are subject to prepayment penalty. At June 30, 2000, the Company had $23.0 million in RepoPlus advances outstanding used for general liquidity purposes.

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

The Statement of Cash Flows, for the six-month period ended June 30, 2000, indicates an increase in cash and cash equivalents of $301,000. Cash was provided from a net increase in deposits of $11.6 million, an increase in short-term borrowings of $14.0 million, and repayments of investment securities available for sale of $2.0 million. Cash was used during the period for the origination of loans held for sale of $4.4 million and for the origination of loans of $27.1 million. Dividends paid during the six-month period ended June 30, 2000 totaled $554,000. Cash and cash equivalents totaled $11.6 million at June 30, 2000, an increase of $300,000 from $11.3 million at December 31, 1999.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS

The following schedule presents the non-performing assets for the last five quarters:

                                               Jun         Mar         Dec         Sept        Jun
                                              2000        2000        1999         1999       1999
                                             -------     -------     -------     -------     -------
                                                             (dollars in thousands)
NON-PERFORMING AND RESTRUCTURED LOANS

  Loans past due 90 days or more             $   392     $   361     $    93     $    52     $   370
  Non-accrual loans                            2,412       2,183       2,526       1,930       1,356
  Restructured loans                               -           -           -           -           -
                                             -------     -------     -------     -------     -------
      Total non-performing
       and restructured loans                  2,804       2,544       2,619       1,982       1,726
                                             -------     -------     -------     -------     -------
OTHER NON-PERFORMING ASSETS

  Other real estate owned                        280         210         280          70         229
  Repossessed assets                              20          16          33          38          35
                                             -------     -------     -------     -------     -------
      Total other non-performing assets          300         226         313         108         264
                                             -------     -------     -------     -------     -------

TOTAL NON-PERFORMING ASSETS                  $ 3,104     $ 2,770     $ 2,932     $ 2,090     $ 1,990
                                             =======     =======     =======     =======     =======

      Non-performing and restructured loans
      as a percentage of total loans(1)         1.33 %      1.30 %      1.43 %      1.09 %      1.00 %

      Non-performing assets and
      restructured loans as a
      percentage of total loans
      and other non-performing

      Assets and restructured loans(1)          1.48 %      1.42 %      1.60 %      1.15 %      1.15 %

(1) Excludes loans held for sale.

The allowance for loan losses at June 30, 2000 totaled $1,787,000 or 0.85% of total loans (including loans held for sale) as compared to $1,681,000 or 0.92% at December 31, 1999. Provisions for loan losses were $224,000 and $210,000 for the six-month periods ended June 30, 2000 and 1999.

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

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At June 30, 2000, the Company had nonaccrual loans of $2,412,000, of which, $2,025,000 were classified as impaired.

The average balance in 2000 of impaired loans was $1,975,000.   Impaired
loans had a related allowance allocation of $304,000 and income recognized in 2000 for impaired loans totaled $6,000.

While impaired loans at June 30, 2000 were comprised of several loan accounts, three borrowers accounted for $1.8 million of the total, of which one borrower totaled $1.1 million. Two of the borrowers continued voluntary liquidation of assets as part of work out arrangements with the Company. The remaining borrower pertains to a participated loan for a dairy operation. The Company was cross-collateralized on cattle, feed and real estate, including facilities. Prior to year-end 1999, based on internal analysis, the Company determined that a loss pertaining to the cattle portion of the credit was eminent. Accordingly, management recorded a charge off in the amount of $300,000 during the fourth quarter of 1999, which represented the Company's
portion of the total loss.   In addition, the remaining dairy herd has been
sold with all proceeds delivered to the Company. Management anticipates receiving deed in lieu of foreclosure on the remaining real estate. Management continues negotiations with an interested third party for a lease with an option to purchase and does not consider any of the remaining non-performing loans to pose any significant risk to the capital position or future earnings of the Company.

Management believes none of the non-performing assets, including other real estate owned, at June 30, 2000, pose any significant risk to the operations, liquidity or capital position of the Company.

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

The simulation also calculates net interest income based upon estimates of the largest foreseeable rate increase or decrease, (+or - 200 basis points or 2.00%). The current analysis indicates that, given a 200 basis point overnight movement in interest rate, the Bank would experience a potential $502,000 or 4% change in net interest income. It is important to note, however, that this exercise would be of a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities which in turn will effect the net interest income. It is important to note; however, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

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

The following table presents the results of the vote tabulation

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



       Slippery Rock Financial Corporation
             (Registrant)



       Date: August 9, 2000                           By:/s/William C. Sonntag
             --------------                              ---------------------
                                                            William C. Sonntag
                                                            President & CEO



       Date: August 9, 2000                           By:/s/ Mark A. Volponi
             --------------                              -------------------
                                                             Mark A. Volponi
                                                             Treasurer

18