Form 10-Q
period 2000-09-30
SLIPPERY ROCK FINANCIAL CORP
filed 2000-11-13
CIK 884782

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

                                       OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ______________to  _______________

      Commission file Number 0-21720
                             -------

                       SLIPPERY ROCK FINANCIAL CORPORATION
                       -----------------------------------
             (Exact Name of registrant as specified in its charter)

       PENNSYLVANIA                                      25-1674381
       ------------                                      ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

100 SOUTH MAIN STREET
SLIPPERY ROCK, PENNSYLVANIA                                        16057
---------------------------                                        -----
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

As of November 09, 2000, there were 2,769,381 shares outstanding of the issuer's class of common stock.

                       SLIPPERY ROCK FINANCIAL CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I    FINANCIAL INFORMATION                                           PAGE
                                                                          ----
          ITEM 1.  Financial Statements (unaudited)

                   Consolidated Balance Sheet, September 30, 2000
                   And December 31, 1999                                    3

                   Consolidated Statements of Income for the
                   Three months ended September 30, 2000 and 1999
                   and for the Nine months ended September 30, 2000
                   and 1999                                                 4

                   Consolidated Statement of Changes in
                   Stockholders Equity for the
                   Nine months ended September 30, 2000 and 1999            5

                   Consolidated Statement of Cash Flows for the
                   Nine months ended September 30, 2000 and 1999            6

                   Notes to Consolidated Financial Statements               7

          ITEM 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            8

          ITEM 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                       13

PART II   OTHER INFORMATION

          ITEM 1.  Legal Proceedings                                       15

          ITEM 2.  Changes in Securities and Use of Proceeds               15

          ITEM 3.  Defaults Upon Senior Securities                         15

          ITEM 4.  Submission of Matters to a Vote of Security Holders     15

          ITEM 5.  Other Information                                       15

          ITEM 6.  Exhibits and Reports of Form 8-K                        15

          SIGNATURES                                                       16

               SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             (UNAUDITED - $ IN 000)

                                                             September 30,       December 31,
                                                                 2000                1999
                                                             -------------       ------------
ASSETS
  Cash and due from banks                                      $   9,828          $  10,068
  Interest-bearing deposits in other banks                            28                 38
  Federal funds sold                                               3,600              1,200
  Mortgage loans held for sale                                       469                 --
  Investment securities:
     Available for sale                                           25,270             26,600
     Held to maturity (market value $2,735 and $2,986)             2,727              2,973
  Loans                                                          222,840            183,142
  Less allowance for loan losses                                   1,923              1,681
                                                               ---------          ---------

        Net loans                                                220,917            181,461
  Premises and equipment                                           6,570              5,177
  Accrued interest and other assets                                5,397              5,502
                                                               ---------          ---------
        Total assets                                           $ 274,806          $ 233,019
                                                               =========          =========

LIABILITIES
  Deposits:
    Noninterest-bearing demand                                 $  37,058          $  32,469
    Interest-bearing demand                                       27,508             24,547
    Savings                                                       27,989             22,187
    Money market                                                  22,870             27,349
    Time                                                         104,801             90,571
                                                               ---------          ---------
          Total deposits                                         220,226            197,123

Short-term borrowings                                             25,000              9,000
Other Borrowings                                                     444                304
Accrued interest and other liabilities                             1,437                983
                                                               ---------          ---------
          Total liabilities                                      247,107            207,410
                                                               ---------          ---------

STOCKHOLDERS' EQUITY
  Common stock (par value $0.25; authorized shares
    12,000,000; issued and outstanding 2,769,381)                    692                692
  Surplus                                                         10,552             10,547
  Retained earnings                                               16,795             14,937
  Accumulated other comprehensive loss                              (340)              (567)
                                                               ---------          ---------
          Total stockholders' equity                              27,699             25,609
                                                               ---------          ---------

          Total liabilities and stockholders' equity           $ 274,806          $ 233,019
                                                               =========          =========


See accompanying notes to the unaudited consolidated financial statements.

                       SLIPPERY ROCK FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 (UNAUDITED - $ IN 000 EXCEPT PER SHARE AMOUNTS)

                                                            Three Months Ended                     Nine Months Ended
                                                               September 30,                         September 30,
                                                       -----------------------------         -----------------------------
                                                          2000               1999               2000               1999
                                                       ----------         ----------         ----------         ----------
INTEREST INCOME
  Loans, including fees                                $    4,816         $    3,754         $   13,254         $   10,854
  Interest-bearing deposits in other banks                      1                  2                  2                190
  Federal funds sold                                           65                 46                125                247
  Interest on investment securities:
     Taxable                                                  136                186                448                452
     Exempt from federal income tax                           205                212                619                556
     Dividends                                                 20                 17                 58                 49
                                                       ----------         ----------         ----------         ----------
                        Total interest income               5,243              4,217             14,506             12,348
                                                       ----------         ----------         ----------         ----------
INTEREST EXPENSE
  Deposits                                                  1,995              1,664              5,478              5,036
  Borrowed funds                                              407                 16                812                 28
                                                       ----------         ----------         ----------         ----------
                        Total interest expense              2,402              1,680              6,290              5,064
                                                       ----------         ----------         ----------         ----------
NET INTEREST INCOME                                         2,841              2,537              8,216              7,284
Provision for loan losses                                     173                105                397                315
                                                       ----------         ----------         ----------         ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                           2,668              2,432              7,819              6,969
                                                       ----------         ----------         ----------         ----------

OTHER INCOME
  Service charges on deposit accounts                         207                167                626                460
  Trust department income                                      19                 26                 99                104
  Net gains on sales of loans                                  31                 --                 59                124
  Other income                                                196                168                559                483
                                                       ----------         ----------         ----------         ----------
                        Total other income                    453                361              1,343              1,171
                                                       ----------         ----------         ----------         ----------
OTHER EXPENSE
  Salaries and employee benefits                              875                781              2,570              2,321
  Occupancy expense, net                                      110                 87                312                275
  Furniture and equipment expense                             209                183                606                615
  Data processing expense                                      83                 60                201                171
  Stationery, printing and supplies                            63                 26                170                102
  Pennsylvania shares tax                                      63                 57                183                168
  Other                                                       505                356              1,316              1,140
                                                       ----------         ----------         ----------         ----------
                        Total other expense                 1,908              1,550              5,358              4,792
                                                       ----------         ----------         ----------         ----------

Income before income taxes                                  1,213              1,243              3,804              3,348
Income tax expense                                            356                361              1,116                975
                                                       ----------         ----------         ----------         ----------

NET INCOME                                             $      857         $      882         $    2,688         $    2,373
                                                       ==========         ==========         ==========         ==========

PER SHARE DATA
      Average shares for the period, Basic              2,769,381          2,764,248          2,769,188          2,764,248
      Average shares for the period, Diluted            2,769,381          2,766,360          2,769,920          2,766,360
      Earnings per share, basic                        $     0.31         $     0.32         $     0.97         $     0.86
      Earnings per share, diluted                      $     0.31         $     0.32         $     0.97         $     0.86
      Dividends paid                                   $     0.10         $     0.09         $     0.30         $     0.27


See accompanying notes to the consolidated financial statements

               SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (UNAUDITED - $ IN 000)

                                                                                 ACCUMULATED OTHER
                                              COMMON                 RETAINED    COMPREHENSIVE                    COMPREHENSIVE
                                              STOCK      SURPLUS     EARNINGS    INCOME / (LOSS)         TOTAL         INCOME
                                             ------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1999                  $ 692      $ 10,547     $ 14,937      $ (567)             $ 25,609      $     -

 Net Income                                                             2,688                             2,688         2,688
 Net unrealized gain on securities                                                    227                   227           227
 Stock options exercised                                       5                                              5
 Cash dividends ($0.30 per share)                                        (830)                             (830)
                                             --------------------------------------------------------------------------------
 BALANCE, SEPTEMBER 30, 2000                 $ 692      $ 10,552     $ 16,795      $ (340)             $ 27,699      $  2,915
                                             ================================================================================


 See accompanying notes to the unaudited consolidated financial statements.

               SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED - $ IN 000)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                    --------------------------
                                                                      2000              1999
                                                                    --------          --------
OPERATING ACTIVITIES
     Net income                                                     $  2,688          $  2,373
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
       Provision for loan losses                                         397               315
       Depreciation and amortization                                     444               494
       Deferred taxes                                                    (87)             (146)
       Origination of loans held for sale                             (6,325)          (10,900)
       Proceeds from sale of loans held for sale                       5,857            11,662
       Gain on sale of loans                                             (59)             (124)
       Increase in accrued interest receivable                          (223)             (165)
       (Decrease) increase in accrued interest payable                   299              (100)
       Other, net                                                        511               (15)
                                                                    --------          --------
         Net cash provided by operating activities                     3,502             3,394
                                                                    --------          --------

INVESTING ACTIVITIES
  Decrease in interest-bearing deposits in other banks, net               --             8,000
  Investment securities available for sale:
    Repayments                                                         2,072             4,020
    Purchases                                                           (387)          (14,914)
  Investment securities held to maturity:
    Repayments                                                           345               382
    Purchases                                                           (100)               --
  Increase in loans, net                                             (39,836)          (21,532)
  Purchase of premises and equipment                                  (1,863)             (909)
  Proceeds from the sale of other real estate owned                       --               166
  Other                                                                   --                --
                                                                    --------          --------
         Net cash used for investing activities                      (39,769)          (24,787)
                                                                    --------          --------

FINANCING ACTIVITIES
  Increase in deposits, net                                           23,102            13,717
  Increase in short term borrowings, net                              16,000             5,000
  Increase in borrowed funds                                             186               223
  Payments on borrowed funds                                             (46)              (14)
  Proceeds from stock options exercised                                    5                11
  Cash dividends paid                                                   (830)             (746)
                                                                    --------          --------

         Net cash provided by financing activities                    38,417            18,191
                                                                    --------          --------

         Increase (Decrease) in cash and cash equivalents              2,150            (3,202)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      11,306            15,035
                                                                    --------          --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 13,456          $ 11,833
                                                                    ========          ========

Cash payments for interest                                          $  5,979          $  5,163
Cash payments for income taxes                                      $  1,085          $  1,042

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total interest income of $5,243,000 for the three- month period ended September 30, 2000 compared to $4,217,000 for the same three-month period in 1999, an increase of $1,026,000 or 24.3%. The overall increase in total interest income is attributed to an increase in interest and fees on loans of $1,062,000 or 28.3%. Income from interest and fees on loans increased due to volume increases within the loan portfolio. Average loans, including loans available for sale, at September 30, 2000 were $216.7 million, an increase of $38.9 million or 21.9% from $177.8 million at September 30, 1999.

Although virtually all segments within the loan portfolio reflected net increases in average balances, the most significant growth occurred within the 1-4 family real estate and commercial real estate segments. Average 1-4 family real estate loans increased $18.0 million or 23.5%, average commercial real estate loans increased $14.8 million or 30.5%, and consumer loans increased $8.2 million or 40.1%. These increases were partially offset by a decline in student loans of $6.9 million, as a result of those loans being sold. Although management continues to pursue new lending opportunities, the increase within the loan portfolio was brought about by general market activity.

Total interest expense of $2,402,000 for the three-month period ended September 30, 2000 represented an increase of $722,000 from the $1,680,000 reported for the same three-month period in 1999. The increase in interest expense was comprised of increases in interest expense on deposits of $331,000 and on borrowed funds of $391,000. The increase in interest on both deposits and borrowed funds was due to an increase in average borrowings outstanding during the three-month period ended September 30, 2000. Average deposits increased $12.8 million and average borrowed funds increased $22.5 million compared to the same period in 1999. The advances are used for general liquidity purposes and to meet the demands of the current lending opportunities.

Net interest income of $2,841,000 for the three months ended September 30, 2000 compared to $2,537,000 for the same three-month period in 1999, an increase of $304,000.

The provision for loan losses amounted to $173,000 an increase of $68,000 compared to the same period in 1999. The increased level of provision for loan losses was primarily fueled by the loan growth during 2000 combined with management's continual evaluation of the adequacy of the allowance for loan losses. On a quarterly basis, the allowance for loan losses is evaluated based upon local economic conditions, performance of outstanding loans, an individual's ability to repay based on an evaluation of a borrower's financial condition and performance, trends within the loan portfolio such as growth, delinquencies, and charge-off activity, and trends within the industry.

Total other income for the three-month period ended September 30, 2000 of $453,000 compared to $361,000 for the three-month period ended September 30, 1999, an increase of $92,000. An increase in service charges on deposit accounts of $40,000 and an increase in gains on the sale of loans of $31,000 account for this increase. The increase in service charges on deposit accounts increased due to volume activity and to price restructurings during third quarter 1999.

Total other expense of $1,908,000 for the three-months ended September 30, 2000 compared to $1,550,000 for the same three-month period in 1999. This represented an increase of $358,000 or 23.1%. The increase is primarily derived from an increase in salaries and employee benefits expense of $94,000, and an increase stationary, printing, and supplies of $37,000. The increase in salary and benefits is attributed to staff additions pertaining to the Lawrence County, Pennsylvania expansions. The New Wilmington, Pennsylvania branch office celebrated its "Grand Opening" on March 10, 2000. The Company anticipates opening its Laurel Office in Hickory Township, Lawrence County during the first quarter of 2001. In addition, the Company will open its new supermarket branch in Slippery Rock on October 20, 2000.

Net income for the three-month period ended September 30, 2000 was $857,000, a decrease of $25,000 from the $882,000 reported at September 30, 1999. Earnings per share for the three-month period ended September 30, 2000 was $0.31, a decrease of $0.01 from $0.32 per share earned during the same three-month period in 1999.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total interest income of $14,506,000 for the nine-month period ended September 30, 2000 compared to $12,348,000 for the same nine-month period in 1999, an increase of $2,158,000 or 17.5%. The primary increase in total interest income is attributed to an increase in interest and fees on loans of $2,400,000 or 22.1%. Income from interest and fees on loans increased due to volume increases within the loan portfolio, as discussed above.

Total interest expense of $6,290,000 for the nine-month period ended September 30, 2000 represented an increase of $1,226,000 from the $5,064,000 reported for the same nine-month period in 1999. The increase in interest expense was comprised of increases in interest expense on deposits of $442,000 and on borrowed funds of $784,000. The increase in interest on both deposits and borrowed funds was due to an increase in average borrowings outstanding during the nine-month period ended September 30, 2000.

Net interest income of $8,216,000 for the nine months ended September 30, 2000 compared to $7,284,000 for the same nine-month period in 1999, an increase of $932,000.

Total other income for the nine-month period ended September 30, 2000 of $1,343,000 compared to $1,171,000 for the nine-month period ended September 30, 1999, an increase of $172,000. Increases in service charges on deposit accounts of $166,000 and other income of $75,000 were partially offset by a decline of $64,000 in gains on the sale of loans. The increase in service charges on deposit accounts increased due to volume activity and to price restructurings during third quarter 1999. The increase in "other" miscellaneous income was due to three items; an increase in insurance commissions, an increase in debit card interchange fees, and an increase in trust brokerage commission fees. Insurance commissions increased $43,000 resulting from the sale of life and accident and health insurance on new loan originations. Debit card interchange fees, which are fees paid by merchants that accept debit cards for purchases, increased $40,000 due to increased activity. Trust brokerage commissions increased $11,000 due to increased sales of non-traditional deposit products within the Bank's Trust Division.

Total other expense of $5,358,000 for the nine-months ended September 30, 2000 compared to $4,792,000 for the same nine-month period in 1999. This represented an increase of $566,000 or 11.8%. The increase is primarily derived from an increase in salaries and employee benefits expense of $249,000, and an increase stationary, printing, and supplies of $68,000. The increase in salary and benefits is attributed to staff additions pertaining to the Lawrence County, Pennsylvania expansions.

Net income for the nine-month period ended September 30, 2000 was $2,688,000, an increase of $315,000 from the $2,373,000 reported at September 30, 1999. Earnings per share for the nine-month period ended September 30, 2000 was $0.97, an increase of $0.11 from $0.86 per share earned during the same nine-month period in 1999.

FINANCIAL CONDITION

Total assets increased $41.8 million or 17.9% from $233.0 million at December 31, 1999 to $274.8 million at September 30, 2000. The increase in total assets is due primarily to an increase in total loans, including loans available for sale, of $40.2 million. The most significant growth occurred within the 1-4 family real estate portfolio, which increased $15.1 million. This was followed by net increases within the consumer, commercial and commercial real estate portfolios of $7.6 million, $4.6 million and $9.3 million, respectively.

Total deposits of $220.2 million at September 30, 2000 represented an increase of $23.1 million or 11.7% from $197.1 million at December 31, 1999. With the exception of money market deposit accounts, all deposit products had net increases during the period. The most significant increases were within time certificates, savings, and non-interest bearing demand, which increased $14.2 million, $5.8 million and $4.6 million, respectively. The increases were due to the opening of the New Wilmington branch facility and to various time certificate promotions as part of the "Grand Opening". The decrease in money market accounts is attributed to seasonal activity of the local university.

At September 30, 2000, the Company serviced approximately $46.1 million in sold fixed rate mortgages. Sales of fixed rate mortgages for the period ended September 30, 2000 totaled $5.8 million with net gains of $59,000. Management does anticipate future sales of fixed rate mortgages; however, the extent to which the Company participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Company and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

At September 30, 2000, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at September 30, 2000:

                                                           Actual
                                                  -----------------------          Minimum         Well
                                                   Amount           Ratio           Ratio       Capitalized
                                                  -----------------------          -------      -----------
Tier 1 risk - based capital                       $ 26,518          12.99%          4.00%          6.00%

Total risk - based capital                          28,441          13.93           8.00          10.00

Leverage capital                                    26,518           9.95           4.00           5.00

As the above table illustrates, the Company exceeds both the minimum and "well capitalized" regulatory capital requirements at September 30, 2000. Management does not anticipate any future activity that would have a negative impact on any of these ratios. Also, management is not aware of any current recommendations by the regulatory agencies that will have a material effect on future earnings, liquidity or capital of the Company.

LIQUIDITY

The principal functions of the Company's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. One measure that the Company uses to monitor liquidity is the liquidity ratio, which assesses the relationship between certain earning assets, customer deposits and short-term interest bearing liabilities. This ratio was 3.1% of total assets as of September 30, 2000 compared to 2.6% at December 31, 1999. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the net loans to deposits ratio. The net loans (including loans held for sale) to deposits ratio was at 100.3% at September 30, 2000 as compared to 92.0% at December 31, 1999 and 89.4% at September 30, 1999. The Company's liquidity plan allows for the use of long-term advances or short- term lines of credit with the Federal Home Loan Bank ("FHLB") as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk as well. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At September 30, 2000, the Company continued to have one such matched funding loan outstanding totaling $271,000.

The Company continues to also have short-term borrowing availability through FHLB "RepoPlus" advances. "RepoPlus" advances are short-term borrowings maturing within one year, bear a fixed rate of interest and are subject to prepayment penalty. At September 30, 2000, the Company had $25.0 million in RepoPlus advances outstanding used for general liquidity purposes.

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

The Statement of Cash Flows, for the nine-month period ended September 30, 2000, indicates an increase in cash and cash equivalents of $2,150,000. Cash was provided from a net increase in deposits of $23.1 million, an increase in short-term borrowings of $16.0 million, and repayments of investment securities available for sale of $2.1 million. Cash was used during the period for the origination of loans held for sale of $6.3 million and for the origination of loans of $39.8 million. Dividends paid during the nine-month period ended September 30, 2000 totaled $830,000. Cash and cash equivalents totaled $13.5 million at September 30, 2000, an increase of $2,150,000 from $11.3 million at December 31, 1999.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS

The following schedule presents the non-performing assets for the last five quarters:

                                                     Sept            Jun             Mar             Dec             Sept
                                                     2000            2000            2000            1999            1999
                                                    ------          ------          ------          ------          ------
                                                                           (dollars in thousands)
NON-PERFORMING AND RESTRUCTURED LOANS

  Loans past due 90 days or more                    $   36          $  392          $  361          $   93          $   52
  Non-accrual loans                                  2,770           2,412           2,183           2,526           1,930
  Restructured loans                                    --              --              --              --              --
                                                    ------          ------          ------          ------          ------

    Total non-performing
      and restructured loans                         2,806           2,804           2,544           2,619           1,982
                                                    ------          ------          ------          ------          ------

OTHER NON-PERFORMING ASSETS

  Other real estate owned                              280             280             210             280              70
  Repossessed assets                                    20              20              16              33              38
                                                    ------          ------          ------          ------          ------

    Total other non-performing assets                  300             300             226             313             108
                                                    ------          ------          ------          ------          ------

    TOTAL NON-PERFORMING ASSETS                     $3,106          $3,104          $2,770          $2,932          $2,090
                                                    ======          ======          ======          ======          ======


      Non-performing and restructured loans
      as a percentage of total loans(1)               1.26%           1.33%           1.30%           1.43%           1.09%

      Non-performing assets and
      restructured loans as a
      percentage of total loans
      and other non-performing
      Assets and restructured loans(1)                1.39%           1.48%           1.42%           1.60%           1.15%

(1) Excludes loans held for sale.

The allowance for loan losses at September 30, 2000 totaled $1,923,000 or 0.86% of total loans (including loans held for sale) as compared to $1,681,000 or 0.92% at December 31, 1999. Provisions for loan losses were $397,000 and $315,000 for the nine-month periods ended September 30, 2000 and 1999.

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

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At September 30, 2000, the Company had nonaccrual loans of $2,770,000, of which, $2,007,000 were classified as impaired. The average balance in 2000 of impaired loans was $1,990,000. Impaired loans had a related allowance allocation of $304,000 and income recognized in 2000 for impaired loans totaled $6,000.

While impaired loans at September 30, 2000 were comprised of several loan accounts, three borrowers accounted for $1.8 million of the total, of which one borrower totaled $1.1 million. Two of the borrowers continued voluntary liquidation of assets as part of work out arrangements with the Company. The remaining borrower pertains to a participated loan for a dairy operation. The Company was cross-collateralized on cattle, feed and real estate, including facilities. Prior to year-end 1999, based on internal analysis, the Company determined that a loss pertaining to the cattle portion of the credit was eminent. Accordingly, management recorded a charge off in the amount of $300,000 during the fourth quarter of 1999, which represented the Company's portion of the total loss. In addition, the remaining dairy herd has been sold with all proceeds delivered to the Company. Management anticipated receiving deed in lieu of foreclosure on the remaining real estate, until the borrower filed for bankruptcy in the third quarter of 2000. Management is proceeding with foreclosure procedures and has been granted permission from the bankruptcy court to proceed with foreclosure action. Management continues negotiations with an interested third party for a lease with an option to purchase and does not consider any of the remaining non-performing loans to pose any significant risk to the capital position or future earnings of the Company.

Management believes none of the non-performing assets, including other real estate owned, at September 30, 2000, pose any significant risk to the operations, liquidity or capital position of the Company.

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

The simulation also calculates net interest income based upon estimates of the largest foreseeable rate increase or decrease, (+or - 200 basis points or 2.00%). The current analysis indicates that, given a 200 basis point overnight movement in interest rates, the Bank would experience a potential $802,000 or 7% change in net interest income. It is important to note, however, that this exercise would be of a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities which in turn will effect the net interest income. It is important to note; however, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

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



Slippery Rock Financial Corporation
             (Registrant)



Date: November 09, 2000                      By: /s/ William C. Sonntag
      -----------------                         -------------------------------
                                                William C. Sonntag
                                                President & CEO



Date: November 09, 2000                      By: /s/ Mark A. Volponi
      -----------------                         -------------------------------
                                                Mark A. Volponi
                                                Treasurer