Form 10-K405
period 2000-12-31
SLIPPERY ROCK FINANCIAL CORP
filed 2001-03-29
CIK 884782

                 FORM 10-K-ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the fiscal year ended DECEMBER 31, 2000
                          -----------------

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the transition period from ___________________to__________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price as of December 31, 2000, is $26,489,983.

The number of shares outstanding of the issuer's Common Stock, as of March 1, 2001, was 2,769,381 shares of Common Stock, par value $0.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part I - Annual Report to Shareholders for Fiscal year Ended December 31, 2000

Part II - Proxy statement for the 2001 Annual Meeting of shareholders to be held April 17, 2001

      Page 1 of 52 Pages with Exhibits
      Page 1 of 13 Pages without Exhibits
      Exhibit Index on Page 13

SLIPPERY ROCK FINANCIAL CORPORATION
FORM 10-K

INDEX

PART I

                                                                                              Page
                                                                                              ---
Item 1.      Business                                                                          3- 5

Item 2.      Properties                                                                        5

Item 3.      Legal Proceedings                                                                 6

Item 4.      Submission of Matters to a Vote of Security Holders                               6


PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters             6

Item 6.      Selected Financial Data                                                           6

Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                             6

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                        6 - 7

Item 8.      Financial Statements and Supplementary Data                                       8

Item 9.      Changes in and disagreements with Accountants on Accounting and
             Financial Disclosures                                                             8

PART III

Item 10.     Directors and Executive Officers of the Registrant                                8

Item 11.     Executive Compensation                                                            8

Item 12.     Security Ownership of Certain Beneficial Owners and Management                    8

Item 13.     Certain Relationships and Related Transactions                                    8

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                  9

Signatures                                                                                     10 - 12

Index to Exhibits                                                                              13

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

The United States Congress has periodically considered and adopted legislation, such as the Gramm-Leach-Bliley Act, which has resulted in further deregulation of both banks and other financial institutions, including mutual funds, securities brokerage firms and investment banking firms. No assurance can be given as to whether any additional legislation will be adopted or as to the effect such legislation would have on the business of the Bank or the Company.

Government Monetary Policy

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

History and Business - Bank

The Bank's headquarters are located at 100 South Main Street, Slippery Rock, Pennsylvania 16057. The Bank had total assets, total liabilities, and total equity of $283,423,000, $255,437,000 and $27,986,000 respectively at December
31, 2000.

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

At December 31, 2000, the Bank had 108 full-time employees and 34 part-time employees.

Competition

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

ITEM 2.      Properties

The Bank has a full service drive through branch facility in addition to the Main banking facility in Slippery Rock, Pennsylvania, as well as one full service branch facility each in the communities of Prospect, Portersville, Harrisville, New Wilmington, and Grove City, Pennsylvania. In October 2000, the Bank opened its first grocery store branch in Slippery Rock and anticipates the grand opening of its Laurel office in Lawrence County, Pennsylvania in January 2001. The Bank also has an operations center located in Slippery Rock Township. In addition, in 1998, the Bank moved its trust department to a freestanding facility in Slippery Rock. With the exception of the grocery store branch, the Bank owns all of its facilities, and is subject to real estate mortgage obligations at its New Wilmington and Laurel locations. The details of which can be found in note 9 of the notes to financial statements on page 12 of the Company's 2000 annual report.

In 1999, the Bank acquired land in New Wilmington Borough and Hickory Township, Lawrence County, Pennsylvania for the construction of two new full service branch facilities. Construction of the New Wilmington facility began in the third quarter of 1999 and was completed in March 2000. Total project costs, for the New Wilmington office, including land acquisition, approximated $1.0 million.

Construction of the Hickory Township facility began in the second quarter of 2000 with a targeted completion opening date of January 2001. Management does not anticipate that the projects will pose any significant risk to the capital position or future earnings of the Company.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

(Not Applicable)

PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

The information required by this Item pertaining to Market for Common Equity and Related Stockholder Matters is included in the Company's 2000 Annual report on page 34, and is incorporated herein by reference.

ITEM 6.   Selected Financial Data

The information required by this Item pertaining to Selected Financial Data is included in the Company's 2000 Annual report on page 1, and is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item pertaining to Management's Discussion and Analysis of Financial Condition and Results of Operations is included in the Company's 2000 Annual report on pages 21 through 34, and is incorporated herein by reference.

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

At December 31,2000, the Company had a cumulative negative gap of $69,844,000 at the one year horizon. The gap analysis indicates that if interest rates were to rise 100 basis points (1.00%), the Company's net interest income would decline at the one year horizon because the Company's rate sensitive liabilities would reprice faster than rate sensitive assets. Conversely, if rates were to fall 100 basis points, the Company would earn more in net interest income.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments

The simulation also calculates net interest income based upon estimates of the largest foreseeable rate increase or decrease, (+ or - 200 basis points or 2.00%). The current analysis indicates that, given a 200 basis point overnight movement in interest rates, the Bank would experience a potential $1,253,000 or 10.6% change in net interest income. It is important to note, however, that this exercise would be of a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities which in turn will effect the net interest income. It is important to note; however, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

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

ITEM 8.   Financial Statement and Supplementary Data

The Company's consolidated financial statements and notes thereto contained in the 2000 Annual Report are filed as Exhibit 13 hereto and are incorporated in their entirety by reference under this item.

                                                                                      Annual Report
                                                                                          -Page-
                 Consolidated Balance Sheet                                                  3
                 Consolidated Statement of Income                                            4
                 Consolidated Statement of Changes in Stockholders equity                    5
                 Consolidated Statement of Cash Flows                                        6
                 Notes to Consolidated Financial Statements                                  7 - 20

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(Not Applicable)

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

The information required by this Item pertaining to directors of the Company is included in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders on pages 4 and 5 and page 12 and is incorporated herein by reference

ITEM 11.    Executive Compensation

The information required by this Item is included in the 2001 Proxy Statement in the Executive Compensation section on pages 6 through 11, and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is included in the 2001 Proxy Statement in the Voting Securities section on pages 1 through 3, and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions.

The information required by this Item is included in the 2001 Proxy Statement in the Transactions with Management section on page 12, and is incorporated herein by reference.

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

 3(ii) By-laws filed on March 6, 1992 as Exhibit 3(ii) to Registration Statement on Form S-4 (No. 33-46164) and incorporated herein by reference.

 4              N/A

 9              N/A

10              N/A

11              N/A

12              N/A

13 Annual Report to Shareholders for Fiscal Year Ended December 31, 2000 filed with the Commission on March 30, 2001 and incorporated herein by reference.

16              N/A

18              N/A

21              List of Subsidiaries

22              N/A

23              N/A

24              N/A

27              N/A

28              N/A

99.1 Notice of Annual Meeting, Proxy Statement and form of Proxy for Annual Meeting of Shareholders to be held on April 17, 2001 filed with the Commission on March 30, 2001 and incorporated herein by reference.

99.2            Accountant's Opinion

(b) Reports of Form 8-K

     None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Slippery Rock Financial Corporation


By: /s/ William C. Sonntag
    ----------------------------
     William C. Sonntag
     President & CEO

Date:  March 20, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mark A. Volponi
    ----------------------------
     Mark A. Volponi
     Treasurer

Date:  March 20, 2001

By: /s/ Eleanor L. Cress
    -----------------------------
     Eleanor L. Cress
     Secretary

Date:  March 20, 2001

By  /s/ John W. Conway
    ----------------------------
     John W. Conway
     Director

Date: March 20, 2001

By   /s/ Grady W. Cooper
    ----------------------------
     Grady W. Cooper
     Director

Date:    March 20, 2001

By   /s/ Robert M. Greenberger
    ----------------------------
     Robert M. Greenberger
     Director

Date: March 20, 2001

By   /s/ Robert E. Gregg
    ----------------------------
     Robert E. Gregg
     Director

Date: March 20, 2001

By   /s/ William D. Kingery
    ----------------------------
     William D. Kingery
     Director

Date:    March 20, 2001

By   /s/ Paul M. Montgomery
    ----------------------------
     Paul M. Montgomery
     Director

Date: March 20, 2001

By   /s/ S.P. Snyder
    ----------------------------
     S. P. Snyder
     Director

Date: March 20, 2001

By   /s/ William C. Sonntag
    ----------------------------
    William C. Sonntag
     Director

Date: March 20, 2001

(SIGNATURES CONTINUED)

By   /s/ Charles C. Stoops, Jr.
    ----------------------------
     Charles C. Stoops, Jr.
     Director

Date: March 20, 2001

By   /s/ Norman P. Sundell
    ----------------------------
    Norman P. Sundell
    Director

Date: March 20, 2001

By   /s/  Kenneth D. Wimer
    ----------------------------
    Kenneth D. Wimer
    Director

Date:    March 20, 2001

                                Index to Exhibits



Item Number                    Description                            Page
-----------                    -----------                            ----
    13                   Annual Report to Shareholders                14-48

    21                   List of Subsidiaries                         49-50

    99.2                 Report of Independent Auditors               51-52