Form 10-Q
period 2001-03-31
SLIPPERY ROCK FINANCIAL CORP
filed 2001-05-14
CIK 884782

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       OR

/  /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES___X____ NO_______

As of May 7, 2001, there were 2,769,381 shares outstanding of the issuer's class of common stock.

                       SLIPPERY ROCK FINANCIAL CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I    FINANCIAL INFORMATION                                            PAGE

          ITEM 1.  Financial Statements (Unaudited)

                   Consolidated Balance Sheet, March 31, 2001
                   and December 31, 2000                                   3

                   Consolidated Statements of Income
                   Three months ended March 31, 2001 and 2000              4

                   Consolidated Statement of Changes in
                   Stockholders Equity
                   Three months ended March 31, 2001                       5

                   Consolidated Statement of Cash Flows for the
                   Three months ended March 31, 2001 and 2000              6

                   Notes to Consolidated Financial Statements              7

          ITEM 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           8

          ITEM 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                      12

PART II   OTHER INFORMATION

          ITEM 1.  Legal Proceedings                                      13

          ITEM 2.  Changes in Securities and Use of Proceeds              14

          ITEM 3.  Defaults Upon Senior Securities                        14

          ITEM 4.  Submission of Matters to a Vote of Security Holders.   14

          ITEM 5.  Other Information                                      14

          ITEM 6.  Exhibits and Reports of Form 8-K                       15

          SIGNATURES                                                      16

               SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             (UNAUDITED - $ IN 000)

                                                                March 31,        December 31,
                                                                  2001               2000
                                                                --------          ---------

ASSETS
  Cash and due from banks                                       $ 10,871           $ 12,590
  Interest-bearing deposits in other banks                            52                 52
  Federal funds sold                                              24,700                 --
  Mortgage loans held for sale                                       799              1,372
  Investment securities:
     Available for sale                                           24,441             24,290
     Held to maturity (market value $2,941 and $2,986)             1,909              2,162
  Loans                                                          235,643            231,321
  Less allowance for loan losses                                   2,216              2,142
                                                                --------           --------

        Net loans                                                233,427            229,179
  Premises and equipment                                           6,985              6,871
  Accrued interest and other assets                                6,817              6,926
                                                                --------           --------

        Total assets                                            $310,001           $283,442
                                                                ========           ========

LIABILITIES
  Deposits:
    Noninterest-bearing demand                                  $ 36,059           $ 35,604
    Interest-bearing demand                                       24,324             25,452
    Savings                                                       31,924             28,776
    Money market                                                  21,578             20,734
    Time                                                         135,256            113,013
                                                                --------           --------

          Total deposits                                         249,141            223,579

Short-term borrowings                                                 --             30,000
Other Borrowings                                                  30,318                336
Accrued interest and other liabilities                             1,786              1,384

                                                                --------           --------

          Total liabilities                                      281,245            255,299
                                                                --------           --------

STOCKHOLDERS' EQUITY
  Common stock (par value $0.25; authorized shares
    12,000,000; issued and outstanding 2,769,381)                    692                692
  Surplus                                                         10,552             10,552
  Retained earnings                                               17,379             16,924
  Accumulated other comprehensive income (loss)                      133                (25)
                                                                --------          ---------

          Total stockholders' equity                              28,756             28,143
                                                                --------          ---------

          Total liabilities and stockholders' equity            $310,001          $ 283,442
                                                                ========          =========

See accompanying notes to the unaudited consolidated financial statements.

                       SLIPPERY ROCK FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                ( UNAUDITED - $ IN 000 EXCEPT PER SHARE AMOUNTS)

                                                               Three Months Ended
                                                                  March 31,
                                                           2001               2000
                                                        ------------------------------
INTEREST INCOME
  Loans, including fees                                 $    5,130          $    4,022
  Federal funds sold                                           255                  25
  Interest on investment securities:
     Taxable                                                   141                 159
     Exempt from federal income tax                            197                 207
     Dividends                                                  28                  17
                                                        ----------          ----------
                        Total interest income                5,751               4,430
                                                        ----------          ----------
INTEREST EXPENSE
  Deposits                                                   2,549               1,694
  Borrowed funds                                               441                 115
                                                        ----------          ----------
                        Total interest expense               2,990               1,809
                                                        ----------          ----------
NET INTEREST INCOME                                          2,761               2,621
Provision for loan losses                                      105                 105
                                                        ----------          ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                            2,656               2,516
                                                        ----------          ----------

OTHER INCOME
  Service charges on deposit accounts                          219                 201
  Trust department income                                       39                  47
  Net gains on sales of loans                                  135                  --
  Other income                                                 186                 181
                                                        ----------          ----------
                        Total other income                     579                 429
                                                        ----------          ----------
OTHER EXPENSE
  Salaries and employee benefits                             1,034                 854
  Occupancy expense, net                                       160                 101
  Furniture and equipment expense                              205                 199
  Data processing expense                                       77                  58
  Stationery, printing and supplies                             57                  51
  Pennsylvania shares tax                                       65                  57
  Other                                                        486                 362
                                                        ----------          ----------
                        Total other expense                  2,084               1,682
                                                        ----------          ----------

Income before income taxes                                   1,151               1,263
Income tax expense                                             336                 368
                                                        ----------          ----------

NET INCOME                                              $      815          $      895
                                                        ==========          ==========

PER SHARE DATA
      Average shares for the period, Basic               2,769,381           2,769,048
      Average shares for the period, Diluted             2,769,381           2,769,791
      Earnings per share, Basic                         $     0.29          $     0.32
      Earnings per share, Diluted                       $     0.29          $     0.32
      Dividends paid                                    $     0.13          $     0.10

     See accompanying notes to the unaudited consolidated financial statements

               SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (UNAUDITED - $ IN 000)

                                                                              ACCUMULATED OTHER
                                         COMMON                     RETAINED    COMPREHENSIVE                    COMPREHENSIVE
                                         STOCK         SURPLUS      EARNINGS    INCOME / (LOSS)      TOTAL          INCOME
                                        ---------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000              $ 692        $ 10,552        $16,924         $(25)           $28,143        $ --

Net Income                                                               815                             815         815
Net unrealized gain on securities                                                     158                158         158
Cash dividends ($0.13 per share)                                        (360)                           (360)

                                        ---------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001                 $ 692        $ 10,552        $17,379         $133            $28,756        $973
                                        =======================================================================================

 See accompanying notes to the unaudited consolidated financial statements.

               SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED - $ IN 000)

                                                                    Three Months Ended
                                                                        March 31,
                                                                   2001             2000
                                                                 --------         --------
OPERATING ACTIVITIES
     Net income                                                  $    815         $    895
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
       Provision for loan losses                                      105              105
       Depreciation and amortization                                  214              146
       Deferred taxes                                                 (32)               5
       Origination of loans held for sale                          (3,191)          (1,498)
       Proceeds from sale of loans held for sale                    3,859               --
       Net gains on loan sales                                       (135)              --
       Decrease (increase) in accrued interest receivable              61               (6)
       Increase (decrease) in accrued interest payable                229              (49)
       Other, net                                                     (70)             642
                                                                 --------         --------

         Net cash provided by operating activities                  1,855              240
                                                                 --------         --------
INVESTING ACTIVITIES

  Investment securities available for sale:
    Repayments                                                         94            1,083
  Investment securities held to maturity:
    Repayments                                                        253              137
    Purchases                                                          --             (100)
  Increase in loans, net                                           (4,387)         (10,384)
  Purchase of premises and equipment                                 (299)            (581)
  Other                                                               280               70
                                                                 --------         --------
         Net cash used for investing activities                    (4,059)          (9,775)
                                                                 --------         --------

FINANCING ACTIVITIES
  Increase in deposits, net                                        25,563            8,234
  Increase in short term borrowings                                    --            3,000
  Payments on long term debt                                          (18)             (16)
  Cash dividends paid                                                (360)            (276)
                                                                 --------         --------

         Net cash provided by financing activities                 25,185           10,942
                                                                 --------         --------

         Increase in cash and cash equivalents                     22,981            1,407

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   12,642           11,306
                                                                 --------         --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 35,623         $ 12,713
                                                                 ========         ========

Cash payments for interest                                       $  2,761         $  1,858
Cash payments for income taxes                                   $     50         $     --

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

NOTE 2 - RECLASSIFICATION OF COMPARATIVE AMOUNTS

Certain comparative amounts for the prior periods have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or stockholders' equity.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Total interest income of $5,751,000 for the three-month period ended March 31, 2001 compared to $4,430,000 for the same three-month period in 2000, an increase of $1,321,000 or 29.8%. The overall increase in total interest income is attributed to an increase in interest and fees on loans of $1,108,000 or 27.6%. Income from interest and fees on loans increased due to volume increases within the loan portfolio. Average loans, including loans available for sale, at March 31, 2001 were $236.4 million, an increase of $47.4 million or 25.1% from $189.0 million at March 31, 2000. Although virtually all major segments within the loan portfolio reflected net increases in average balances, the most significant growth occurred within the 1-4 family real estate and commercial real estate segments. Average 1-4 family real estate loans increased $17.5 million or 20.5% and average commercial real estate loans increased $12.3 million or 22.2%. The increase within the loan portfolio was brought about by general market activity without any concentrated efforts on management's part.

Total interest expense of $2,990,000 for the three-month period ended March 31, 2001 represented an increase of $1,181,000 from the $1,809,000 reported for the same three-month period in 2000. The change is comprised of an increase in interest expense on deposits of $855,000 and an increase in interest expense on borrowed funds of $326,000. The increase in interest expense on deposits is due to an increase in average interest-bearing deposits of $42.2 million. Interest expense on borrowed funds also increased due to average volume increases. Average borrowings for the three-month period ended March 31, 2001 were $30.0 million, which compared to $7.3 million for the three-month period ended March 31, 2000. Average borrowed funds at March 31, 2001 were comprised primarily of long-term advances from the Federal Home Loan Bank ("FHLB"), while average borrowed funds at March 31, 2000 were comprised of short-term advances from FHLB. In anticipation of potential interest rate declines, management opted to use short-term advances during 2000. Interest rates decreased during the first quarter of 2001. As interest rates declined, management viewed March 2001 to be an appropriate time to lock in the advances for the long-term and thereby reduce overall interest expense associated with the borrowings. The weighted average rate paid on short-term advances for the period ended March 31, 2000 was 6.64%, which compares to 5.11% for the long-term advance outstanding at March 31, 2001.

Net interest income of $2,761,000 for the three months ended March 31, 2001 compared to $2,621,000 for the same three-month period in 2000, an increase of $140,000.

Total other income for the three-month period ended March 31, 2001 of $579,000 compared to $429,000 for the three-month period ended March 31, 2000, an increase of $150,000. The increase is attributed principally to an increase in gains recorded on the sale of loans of $135,000. Gains of $135,000 were recorded on the sale of $3.9 million of fixed rate, 1-4 family residential mortgages to the Federal Home Loan Mortgage Corporation ("Freddie Mac") for the three-month period ended March 31, 2001. There were no sales to Freddie Mac recorded during the first quarter of 2000.

Total other expense of $2,084,000 for the three months ended March 31, 2001 compared to $1,682,000 for the same three-month period in 2000. This represented an increase of $402,000 or 23.9%. The increase is derived from an increase in salaries and employee benefits expense of $180,000, an increase in occupancy expenses of $59,000,and an increase in "other" miscellaneous expenses of $124,000. The increase in salary and benefits and occupancy expense is attributed to the two new offices in Lawrence County, Pennsylvania. The New Wilmington, Pennsylvania branch office celebrated its "Grand Opening" on March 10, 2000, while the Laurel office celebrated its "Grand Opening" on January 3, 2001. In addition, the Company opened its first supermarket branch on October 20, 2000.

The increase in other expense is due to several items. Advertising and promotional expenses increased $39,000 due to various activities associated with the new office openings, postage expenses increased $12,000 due to promotional mailings as well as due to general statement mailing for new accounts added at the new facilities. In addition, contributions expense increased $28,000 due to a scholarship commitment at the local university. Lastly, loan servicing expense increased $11,000 due to an increased volume of student loans being serviced by a third party.

Net income for the three-month period ended March 31, 2001 was $815,000, a decrease of $80,000 from the $895,000 reported at March 31, 2000. Earnings per share for the three-month period ended March 31, 2001 was $0.29, a decrease of $0.03 from $0.32 per share earned during the same three-month period in 2000.

FINANCIAL CONDITION

Total assets increased $26.6 million or 9.4% from $283.4 million at December 31, 2000 to $310.0 million at March 31, 2001. The increase in total assets is due to an increase in federal funds sold of $24.7 million and an increase in loans, including loans available for sale, of $3.8 million. The most significant growth occurred within the commercial real estate portfolio, which increased $1.3 million. This was followed by net increases within the 1-4 family real estate portfolio of $1.2 million. Student loans also increased $1.4 million.

Total deposits of $249.1 million at March 31, 2001 represented an increase of $25.6 million or 11.4% from $223.6 million at December 31, 2000. With the exception of interest-bearing checking, all deposit products had net increases during the period. The most significant increases were within time certificates and savings, which increased $22.2 million and $3.1 million, respectively. The increases were due primarily to the opening of the new branch facilities.

At March 31, 2001, the Company serviced approximately $49.5 million in sold fixed rate mortgages. There were no sales of fixed rate mortgages to Freddie Mac during the first quarter of 2000. Sales of fixed rate mortgages for the period ended March 31, 2001 totaled $3.9 million with net gains of $135,000. Although the Company does anticipate the sale of approximately $800,000 during the second quarter of 2001, it had no unfunded commitments to sell at March 31, 2001. Management does anticipate future sales of fixed rate mortgages; however, the extent to which the Company participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Company and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

At March 31, 2001, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at March 31, 2001:

                                          Actual
                                   ----------------------     Minimum       Well
                                    Amount        Ratio        Ratio     Capitalized
                                   ----------------------    ---------   -----------
Tier 1 risk - based capital        $27,216        12.34%       4.00%        6.00%

Total risk - based capital          29,432        13.35        8.00        10.00

Leverage capital                    27,216         9.01        4.00         5.00

As the above table illustrates, the Company exceeds both the minimum and "well capitalized" regulatory capital requirements at March 31, 2001. Management does not anticipate any future activity that would have a negative impact on any of these ratios. Also, management is not aware of any current recommendations by the regulatory agencies that will have a material effect on future earnings, liquidity or capital of the Company.


LIQUIDITY

The principal functions of the Company's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. Management evaluates the Company's liquidity position over 30 day, 60 day, and 90 + day time horizons. The analysis not only identifies liquidity within the balance sheet, but off balance sheet items as well. It identifies anticipated sources and uses of funds as well as potential sources and uses. Anticipated needs would include liquidity for credit demand, commitments to purchase assets, and anticipated deposit decreases. Anticipated sources would include cash (net of reserve requirements), maturing investment securities, daily fed funds sold, anticipated deposit increases, and the repayment of loans. Potential uses would include unfunded loan commitments available on lines of credit. Potential sources would include borrowing capacity available to the Company through the FHLB. At March 31, 2001, for the 30 day horizon, the Company had a net anticipated funding position of 8.9% of total assets. This ratio was 2.7% of total assets as of December 31, 2000. The increase is due to an increase in daily fed funds sold of $24.7 million, which resulted from net deposit increases due to the new branch offices. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the net loans to deposits ratio. The net loans (including loans held for sale) to deposits ratio was at 94.0% at March 31, 2001 as compared to 104.1% at December 31, 2000 and 94.0% at March 31, 2000. The Company's liquidity plan allows for the use of long-term advances or short-term lines of credit with the FHLB as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk as well. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At March 31, 2001, the Company continued to have three matched funding loans outstanding totaling $172,000.

At March 31, 2001, the Company had a single 10 year "Convertible Select" advance with the FHLB. With the convertible select product, the interest rate is fixed for the first year the advance is outstanding. At specified review periods in the future, the FHLB may opt to maintain the fixed rate or may opt to convert to a variable rate, if certain conversion parameters are attained. Should FHLB convert to a variable rate, the Company would then have the option to accept the variable rate instrument or pre-pay the loan without penalty and rewrite the debt.

The Company continues to also have short-term borrowing availability through FHLB "RepoPlus" advances. "RepoPlus" advances are short-term borrowings maturing within one year, bear a fixed rate of interest and are subject to prepayment penalty. At March 31, 2001, the Company had no RepoPlus advances outstanding. At March 31, 2000, the Company had $12.0 million of RepoPlus advances outstanding, which were used for general liquidity purposes. The Company's remaining borrowing capacity with FHLB was $69.0 million at March 31, 2001.

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

The Statement of Cash Flows, for the three-month period ended March 31, 2001, indicates an increase in cash and cash equivalents of $23.0 million. Cash was provided from a net increase in deposits of $25.6 million, proceeds from the sale of loans held for sale of $3.9 million, and repayments of investment securities of $347,000. Cash was used during the period for the origination of loans held for sale of $3.2 million, for the origination of loans of $4.4 million, and the purchase of premises and equipment of $299,000. Dividends paid during the three-month period ended March 31, 2001 totaled $360,000. Cash and cash equivalents totaled $35.6 million at March 31, 2001, an increase of $23.0 million from $12.6 million at December 31, 2000.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS

The following schedule presents the non-performing assets for the last five quarters:

                                                   Mar           Dec           Sept          Jun           Mar
                                                   2001          2000          2000          2000          2000
                                                  ------        ------        ------        -------       -------
                                                                      (dollars in thousands)
NON-PERFORMING AND RESTRUCTURED LOANS

  Loans past due 90 days or more                   $    2        $   54       $   36        $  392        $  361
  Non-accrual loans                                 2,681         2,486        2,770         2,412         2,183
  Restructured loans                                   --            --           --            --            --
                                                   ------        ------       ------        ------        ------

    Total non-performing
      and restructured loans                        2,683         2,540        2,806         2,804         2,544
                                                   ------        ------       ------        ------        ------

OTHER NON-PERFORMING ASSETS

  Other real estate owned                               0           280          280           280           210
  Repossessed assets                                   42            14           20            20            16
                                                   ------        ------       ------        ------        ------

    Total other non-performing assets                  42           294          300           300           226
                                                   ------        ------       ------        ------        -------

TOTAL NON-PERFORMING ASSETS                        $2,725        $2,834       $3,106        $3,104        $2,770
                                                   ======        ======       ======        ======        ======


      Non-performing and restructured loans
      as a percentage of total loans(1)              1.14%         1.10%        1.26%         1.33%         1.31%

      Non-performing assets and
      restructured loans as a
      percentage of total loans
      and other non-performing
      Assets and restructured loans(1)               1.16%         1.00%        1.39%         1.48%         1.43%


(1) Excludes loans held for sale

The allowance for loan losses at March 31, 2001 totaled $2,216,000 or 0.94% of total loans (including loans held for sale) as compared to $2,142,000 or 0.92% at December 31, 2000. Provisions for loan losses were $105,000 for both three-month periods ended March 31, 2001 and March 31, 2000.

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

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At March 31, 2001, the Company had nonaccrual loans of $2,681,000, of which, $1,910,000 were classified as impaired. The average balance in 2001 of impaired loans was $1,910,000. Impaired loans had a related allowance allocation of $287,000 and income recognized in 2001 for impaired loans totaled $19,000.

Impaired loans at March 31, 2001 continued to be comprised principally of three borrowers. These three borrowers accounted for $1.7 million of total impaired loans. One borrower in particular totaled $991,000. The remaining two borrowers continued their respective work out and asset liquidation plans.

The largest borrower within the impaired loan accounts pertains to a participated loan for a dairy operation. The Bank was cross-collateralized on cattle, feed and real estate, including facilities. In 1999, the Bank recorded a $300,000 charge off pertaining to the cattle portion of the loan. The borrower has subsequently filed for bankruptcy relief, and the Bank continues foreclosure proceedings on the real estate portion of the loan through the bankruptcy courts. In addition, the Bank, as a result of prudent collateral valuation, recorded an additional $100,000 charge off in 2000 pertaining to the feed portion of the loan. A significant portion of feed continues to be warehoused on the property and deteriorates as the legal proceedings continue. Management anticipates possession of the property in 2001 and continues negotiations with an interested third party for a lease with an option to purchase. Management does not consider any of the remaining non-performing loans to pose any significant risk to the capital position or future earnings of the Company.

Management does not consider any of the remaining non-performing loans to pose any significant risk to the capital position or future earnings of the Company.

Management believes none of the non-performing assets at March 31, 2001, pose any significant risk to the operations, liquidity or capital position of the Company.

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

The Company's gap analysis indicates that if interest rates were to rise 100 basis points (1.00%), the Company's net interest income would decline at the one year horizon because the Company's rate sensitive liabilities would reprice faster than rate sensitive assets. Conversely, if rates were to fall 100 basis points, the Company would earn more in net interest income. However, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree. As a result, the Company's gap position does not necessarily predict the impact on interest income given a change in interest rate levels.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon estimates of the largest foreseeable rate increase or decrease, (+ or - 200 basis points or 2.00%). The current analysis indicates that, given a 200 basis point overnight movement in interest rate, the Bank would experience a potential $212,000 change in net interest income. It is important to note, however, that this exercise would be of a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities which in turn will effect the net interest income. However, as noted above, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could affect forecasted results.

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

ITEM 1. LEGAL PROCEEDINGS
                  (none)

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
                  (none)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
                  (none)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Slippery Rock Financial Corporation took place on April 17, 2001. The following two (2) matters were voted upon:

(1) Election of the four (4) persons listed in CLASS III of the Proxy Statement dated March 30, 2001 whose terms expire in 2004.

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

CONTINUING CLASS II DIRECTORS WHOSE TERMS EXPIRE IN 2003 ARE:

                        Mr. Robert M. Greenberger
                        Mr. Paul M. Montgomery
                        Mr. William C. Sonntag
                        Mr. Norman P. Sundell

The following table presents the results of the vote tabulation

ISSUE          DESCRIPTION                      VOTES FOR        VOTES AGAINST

1     Election of CLASS III Directors

      Mr. Grady W. Cooper                       2,176,810            13,596
      Mr. Robert E. Gregg                       2,178,572            13,596
      Mr. S. P. Snyder                          2,177,780            13,596
      Mr. Kenneth D. Wimer                      2,178,588            13,596

2     No other issues were brought before the meeting.

ITEM 5. OTHER INFORMATION
             (none)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

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

      99.1        Independent Auditor's Review

          (b) Reports on Form 8-K
                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Slippery Rock Financial Corporation
             (Registrant)



Date:  May 10, 2001                              By:/s/ William C. Sonntag
       ----------------                          ---------------------------
                                                 William C. Sonntag
                                                 President & CEO



Date:  May 10, 2001                              By:/s/ Mark A. Volponi
       ----------------                             ------------------------
                                                 Mark A. Volponi
                                                 Treasurer