Form 10-Q
period 2001-06-30
SLIPPERY ROCK FINANCIAL CORP
filed 2001-08-13
CIK 884782

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES___X____ NO_______

As of August 10, 2001, there were 2,769,666 shares outstanding of the issuer's class of common stock.

                       SLIPPERY ROCK FINANCIAL CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I   FINANCIAL INFORMATION                                              PAGE

         ITEM 1.   Financial Statements (unaudited)

                   Consolidated Balance Sheet, June 30, 2001
                   And December 31, 2000                                      3

                   Consolidated Statements of Income
                   Three months ended June 30, 2001 and 2000
                   and Six months ended June 30, 2001 and 2000                4

                   Consolidated Statement of Changes in
                   Stockholders Equity
                   Six months ended June 30, 2001 and 2000                    5

                   Consolidated Statement of Cash Flows
                   Six months ended June 30, 2001 and 2000                    6

                   Notes to Consolidated Financial Statements                 7

         ITEM 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              8

         ITEM 3.   Quantitative and Qualitative Disclosures
                   About Market Risk                                         13

PART II  OTHER INFORMATION

         ITEM 1.   Legal Proceedings                                         14

         ITEM 2.   Changes in Securities and Use of Proceeds                 14

         ITEM 3.   Defaults upon Senior Securities                           14

         ITEM 4.   Submission of Matters to a Vote of Security Holders       15

         ITEM 5.   Other Information                                         15

         ITEM 6.   Exhibits and Reports of Form 8-K                          16

         SIGNATURES                                                          17

               SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             (UNAUDITED - $ IN 000)

                                                                           June 30,           December 31,
                                                                             2001                 2000
                                                                           --------           ------------
ASSETS
  Cash and due from banks                                                  $ 12,759            $  12,590
  Interest-bearing deposits in other banks                                       44                   52
  Federal funds sold                                                         19,600                   --
  Mortgage loans held for sale                                                1,249                1,372
  Investment securities:
     Available for sale                                                      28,995               24,290
     Held to maturity (market value $1,670 and $2,986)                        1,655                2,162
  Loans                                                                     239,681              231,321
  Less allowance for loan losses                                              2,270                2,142
                                                                           --------            ---------

        Net loans                                                           237,411              229,179
  Premises and equipment                                                      7,196                6,871
  Accrued interest and other assets                                           7,259                6,926
                                                                           --------            ---------

        Total assets                                                       $316,168            $ 283,442
                                                                           ========            =========
LIABILITIES
  Deposits:
    Noninterest-bearing demand                                             $ 38,796            $  35,604
    Interest-bearing demand                                                  24,561               25,452
    Savings                                                                  34,482               28,776
    Money market                                                             19,600               20,734
    Time                                                                    137,335              113,013
                                                                           --------            ---------

          Total deposits                                                    254,774              223,579

Short-term borrowings                                                            --               30,000
Other borrowings                                                             30,299                  336
Accrued interest and other liabilities                                        1,884                1,384
                                                                           --------            ---------

          Total liabilities                                                 286,957              255,299
                                                                           --------            ---------

STOCKHOLDERS' EQUITY
  Common stock (par value $0.25; authorized shares
    12,000,000; issued and outstanding 2,769,666 and 2,769,381)                 692                  692
  Surplus                                                                    10,556               10,552
  Retained earnings                                                          17,903               16,924
  Accumulated other comprehensive income (loss)                                  60                  (25)
                                                                           --------            ---------

          Total stockholders' equity                                         29,211               28,143
                                                                           --------            ---------

          Total liabilities and stockholders' equity                       $316,168            $ 283,442
                                                                           ========            =========


See accompanying notes to the unaudited consolidated financial statements.

                       SLIPPERY ROCK FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 (UNAUDITED - $ IN 000 EXCEPT PER SHARE AMOUNTS)

                                                           Three Months Ended                   Six Months Ended
                                                               June 30,                             June 30,
                                                         2001             2000              2001              2000
                                                      ----------------------------------------------------------------
INTEREST INCOME
  Loans, including fees                               $    5,107        $    4,416        $   10,237        $    8,438
  Interest-bearing deposits in other banks                     1                 1                 1                 1
  Federal funds sold                                         296                35               551                60
  Interest on investment securities:
     Taxable                                                 142               153               283               312
     Exempt from federal income tax                          200               207               397               414
     Dividends                                                27                21                55                38
                                                      ----------        ----------        ----------        ----------
                        Total interest income              5,773             4,833            11,524             9,263
                                                      ----------        ----------        ----------        ----------
INTEREST EXPENSE
  Deposits                                                 2,588             1,789             5,137             3,483
  Borrowed funds                                             393               290               834               405
                                                      ----------        ----------        ----------        ----------
                        Total interest expense             2,981             2,079             5,971             3,888
                                                      ----------        ----------        ----------        ----------
NET INTEREST INCOME                                        2,792             2,754             5,553             5,375
Provision for loan losses                                    105               119               210               224
                                                      ----------        ----------        ----------        ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                          2,687             2,635             5,343             5,151
                                                      ----------        ----------        ----------        ----------

OTHER INCOME
  Service charges on deposit accounts                        246               218               465               419
  Trust department income                                     66                33               105                80
  Net gains on sales of loans                                 59                28               194                28
  Other income                                               258               182               444               363
                                                      ----------        ----------        ----------        ----------
                        Total other income                   629               461             1,208               890
                                                      ----------        ----------        ----------        ----------
OTHER EXPENSE
  Salaries and employee benefits                           1,013               841             2,047             1,695
  Occupancy expense, net                                     157               101               317               202
  Furniture and equipment expense                            199               198               404               397
  Data processing expense                                     84                60               161               118
  Stationery, printing and supplies                           53                56               110               107
  Pennsylvania shares tax                                     68                63               133               120
  Other                                                      480               449               966               811
                                                      ----------        ----------        ----------        ----------
                        Total other expense                2,054             1,768             4,138             3,450
                                                      ----------        ----------        ----------        ----------

Income before income taxes                                 1,262             1,328             2,413             2,591
Income tax expense                                           378               392               714               760
                                                      ----------        ----------        ----------        ----------

NET INCOME                                            $      884        $      936        $    1,699        $    1,831
                                                      ==========        ==========        ==========        ==========

PER SHARE DATA
      Average shares for the period, Basic             2,769,412         2,769,132         2,769,397         2,769,090
      Average shares for the period,  Diluted          2,769,412         2,769,132         2,769,397         2,770,829
      Earnings per share, Basic                       $     0.32        $     0.34        $     0.61        $     0.66
      Earnings per share,   Diluted                   $     0.32        $     0.34        $     0.61        $     0.66
      Dividends paid                                  $     0.13        $     0.10        $     0.26        $     0.20


See accompanying notes to the unaudited consolidated financial statements

               SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (UNAUDITED - $ IN 000)

                                                                                   ACCUMULATED OTHER
                                                COMMON                 RETAINED      COMPREHENSIVE                   COMPREHENSIVE
                                                STOCK      SURPLUS     EARNINGS      INCOME / (LOSS)      TOTAL          INCOME
                                              -------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2000                      $692      $10,552     $16,924           $(25)           $28,143         $    --

 Net Income                                                              1,699                             1,699           1,699
 Net unrealized gain on securities                                                         85                 85              85
 Stock issued                                                    4                                             4
 Cash dividends ($0.26 per share)                                         (720)                             (720)
                                              -------------------------------------------------------------------------------------
 BALANCE, JUNE 30, 2001                          $692      $10,556     $17,903           $ 60            $29,211         $ 1,784
                                              =====================================================================================

 See accompanying notes to the unaudited consolidated financial statements.

               SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED - $ IN 000)

                                                                          Six Months Ended
                                                                               June 30,
                                                                       2001                 2000
                                                                     --------             --------
OPERATING ACTIVITIES
     Net income                                                      $  1,699             $  1,831
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
       Provision for loan losses                                          210                  224
       Depreciation and amortization                                      398                  292
       Deferred taxes                                                     (56)                   5
       Origination of loans held for sale                              (9,097)              (4,407)
       Proceeds from sale of loans held for sale                        9,321                3,001
       Gain on sale of loans                                             (194)                 (28)
       Decrease (increase) in accrued interest receivable                  26                  (58)
       Increase in accrued interest payable                               544                  111
       Other, net                                                        (579)                 582
                                                                     --------             --------

         Net cash provided by operating activities                      2,272                1,553
                                                                     --------             --------

INVESTING ACTIVITIES
  Investment securities available for sale:
    Repayments                                                          1,199                1,985
    Purchases                                                          (5,767)                (287)
  Investment securities held to maturity:
    Repayments                                                            507                  141
    Purchases                                                              --                 (100)
  Increase in loans, net                                               (8,198)             (27,105)
  Purchase of premises and equipment                                     (697)              (1,108)
                                                                     --------             --------

         Net cash used for investing activities                       (12,956)             (26,474)
                                                                     --------             --------
FINANCING ACTIVITIES
  Increase in deposits, net                                            31,198               11,615
  Increase (decrease) in short term borrowings, net                   (30,000)              14,000
  Proceeds from other borrowings                                       30,000                  186
  Repayments of other borrowings                                          (37)                 (29)
  Proceeds from stock issued                                                4                    4
  Cash dividends paid                                                    (720)                (554)
                                                                     --------             --------

         Net cash provided by financing activities                     30,445               25,222
                                                                     --------             --------

         Increase in cash and cash equivalents                         19,761                  301

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       12,642               11,306
                                                                     --------             --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 32,403             $ 11,607
                                                                     ========             ========

Cash payments for interest                                           $  5,427             $  3,777
Cash payments for income taxes                                       $    725             $    705


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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. At June 30, 2001, the Company has approximately $1.3 million of intangibles resulting from the purchase of loans, deposits and banking facilities from other financial institutions. Currently management is evaluating what effect the adoption of Statement No. 142 will have on the Company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Total interest income of $5,773,000 for the three-month period ended June 30, 2001 compared to $4,833,000 for the same three-month period in 2000, an increase of $940,000 or 19.5%. The overall increase in total interest income is attributed to an increase in interest and fees on loans of $691,000 or 15.7%. Income from interest and fees on loans increased due to volume increases within the loan portfolio. Average loans, including loans available for sale, at June 30, 2001 were $237.5 million, an increase of $41.8 million or 21.4% from $195.7 million at June 30, 2000.

Virtually all major segments within the loan portfolio reflected net increases in average balances. The most significant growth occurred within the 1-4 family real estate and commercial real estate segments. Average 1-4 family real estate loans increased $15.9 million or 18.0% and average commercial real estate loans increased $10.9 million or 19.0%. The increase within the loan portfolio was brought about by general market activity and due to the Bank's expansion into two new markets in Lawrence County, Pennsylvania with the opening of its New Wilmington and Laurel offices.

Although the average volume of loans increased during the three-month period ended June 30, 2001, the tax equivalent yield on earning assets declined. In an effort to stimulate the national economy, the Federal Reserve Board continued to lower interest rates during the second quarter of 2001. As interest rates fell, the Bank's variable rate earning assets repriced downward, and continue to do so. As a result, the Bank's tax equivalent yield on interest earning assets fell from 8.45% at June 30, 2000 to 8.19% at June 30, 2001.

Total interest expense of $2,981,000 for the three-month period ended June 30, 2001 represented an increase of $902,000 from the $2,079,000 reported for the same three-month period in 2000. The change is comprised of an increase in interest expense on deposits of $799,000 and on borrowed funds of $103,000. The increase in interest expense on deposits is due to an increase in average interest-bearing deposits of $41.2 million. Average interest-bearing deposits increased from the Bank's expansion into the new markets. In addition, interest expense increased as a result of several "special" promotional certificate rates offered as part of the grand opening celebrations for the new offices. The Bank's yield on interest-bearing deposits increased from 4.05% at June 30, 2000 to 4.82% at June 30, 2001.

Average borrowings for the three-month period ended June 30, 2001 were $30.3 million, which compared to $17.7 million for the three-month period ended June 30, 2000. Average borrowed funds at June 30, 2001 were comprised primarily of long-term advances from the Federal Home Loan Bank ("FHLB"), while average borrowed funds at June 30, 2000 were comprised of short-term advances from FHLB. In anticipation of potential interest rate declines, management opted to use short-term advances during 2000. Interest rates decreased during the first quarter of 2001. As interest rates declined, management viewed March 2001 to be an appropriate time to lock in the advances for the long-term and thereby reduce overall interest expense associated with the borrowings. The weighted average rate paid on short-term advances for the period ended June 30, 2000 was 6.64%, which compares to 5.11% for the long-term advances outstanding at June 30, 2001.

Net interest income of $2,792,000 for the three months ended June 30, 2001 compared to $2,754,000 for the same three-month period in 2000, an increase of $38,000.

Total other income for the three-month period ended June 30, 2001 of $629,000 compared to $461,000 for the three-month period ended June 30, 2000, an increase of $168,000. The increase is principally due to an increase in commission and fee income of $46,000, an increase in trust department income of $33,000, and an increase in gains on sales of loans of $31,000. The increases in commission and fee income and trust department income are due to increased volume activity. Gains of $59,000 were recorded on the sale of $5.5 million of fixed rate, 1-4 family residential mortgages to the Federal Home Loan Mortgage Corporation ("Freddie Mac") for the three-month period ended June 30, 2001. For the three-month period ended June 30, 2000, $3.0 million of fixed rated, 1-4 family residential mortgages were sold resulting in a gain of $28,000.

Total other expense of $2,054,000 for the three months ended June 30, 2001 compared to $1,768,000 for the same three-month period in 2000. This represented an increase of $286,000 or 16.2%. The increase is primarily derived from an increase in salaries and employee benefits expense of $172,000, an increase in occupancy expense of $56,000, and an increase in other "miscellaneous expenses" of $31,000. The increases in each of these areas resulted principally from the new retail facilities. As a result of staff additions to support the new offices, the number of full-time equivalent employees ("FTE") increased from 111 at June 30, 2000 to 132 at June 30, 2001.

Net income for the three-month period ended June 30, 2001 was $884,000, a decrease of $52,000 from the $936,000 reported at June 30, 2000. The decrease in the yield on earning assets, the increased interest expense and increased operational costs pertaining to the new offices all contributed to the decline in net income. Earnings per share for the three-month period ended June 30, 2001 was $0.32, a decrease of $0.02 from $0.34 per share earned during the same three-month period in 2000.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Total interest income of $11,524,000 for the six-month period ended June 30, 2001 compared to $9,263,000 for the same six-month period in 2000, an increase of $2,261,000 or 24.4%. The primary increase in total interest income is attributed to an increase in interest and fees on loans of $1,799,000 or 21.3%. Income from interest and fees on loans increased due to volume increases within the loan portfolio, as discussed above.

Total interest expense of $5,971,000 for the six-month period ended June 30, 2001 represented an increase of $2,083,000 from the $3,888,000 reported for the same six-month period in 2000. The increase in interest expense was comprised of increases in interest expense on deposits of $1,654,000 and on borrowed funds of $429,000. The increase in interest expense on both deposits and borrowed funds was due to an increase in average borrowings outstanding during the six-month period ended June 30, 2001.

Net interest income of $5,553,000 for the six months ended June 30, 2001 compared to $5,375,000 for the same six-month period in 2000, an increase of $178,000. The changes in interest income, interest expense and ultimately, net interest income were driven by the volume changes and changes in interest rates discussed above.

Total other income for the six-month period ended June 30, 2001 of $1,208,000 compared to $890,000 for the six-month period ended June 30, 2000, an increase of $318,000. This change was primarily due to an increase in service charges on deposit accounts of $46,000, an increase in other income of $81,000, and an increase on gains on the sales of loans of $166,000. The increase in service charges on deposit accounts increased due to volume activity. The increase in other income was due to an increase in commission and fee income of $40,000. Sales of fixed rated mortgages to Freddie Mac for the six-month period ended June 30, 2001 were $9.3 million, with net gains recorded of $194,000. Sales for the six-month period ended June 30, 2000 were $3.0 million with net gains of $28,000.

Total other expense of $4,138,000 for the six months ended June 30, 2001 compared to $3,450,000 for the same six-month period in 2000. This represented an increase of $688,000 or 19.9%. The increase is primarily derived from an increase in salaries and employee benefits expense of $352,000, an increase in net occupancy expense of $115,000, and an increase in other expenses of $155,000. These increases also resulted from additional costs associated with the new branch offices.

In addition to the increased costs pertaining to the new offices, legal and professional fees increased $20,000 due to increased legal fees associated with various foreclosure proceedings; loan servicing fees increased $23,000 due to increased volume of student loans being serviced by a third party and contribution expense increased $38,000 due to a scholarship commitment at the local university.

Net income for the six-month period ended June 30, 2001 was $1,699,000, a decrease of $132,000 from the $1,831,000 reported at June 30, 2000. Earnings per share for the six-month period ended June 30, 2001 was $0.61, a decrease of $0.05 from $0.66 per share earned during the same six-month period in 2000.

FINANCIAL CONDITION

Total assets increased $32.7 million or 11.5% from $283.4 million at December 31, 2000 to $316.1 million at June 30, 2001. The increase in total assets is due to an increase in federal funds sold of $19.6 million and an increase in loans, including loans available for sale, of $8.2 million. Investments in available for sale securities also increased $4.7 million. The most significant growth within the loan portfolio occurred within the commercial real estate segment, which increased $3.7 million. This was followed by net increases within 1-4 family real estate loans of $2.3 million, commercial loans of $1.3 million and student loans of $1.7 million.

Total deposits of $254.8 million at June 30, 2001 represented an increase of $31.2 million or 14.0% from $223.6 million at December 31, 2000. With the exceptions of interest-bearing deposits and money market accounts, all deposit products had net increases during the period. The most significant increases were within time certificates and savings, which increased $24.3 million and $5.7 million, respectively. The increase in time certificates was due to the opening of the new branch facilities and to various time certificate promotions as part of the "Grand Openings". The increase in savings accounts is due to a special "Classic Plus Savings" product, which pays an attractive market rate while fulfilling customer liquidity needs.

At June 30, 2001, the Company serviced approximately $51.7 million in sold fixed rate mortgages. Sales of fixed rate mortgages for the period ended June 30, 2001 totaled $9.3 million with net gains of $194,000. Management does anticipate future sales of fixed rate mortgages; however, the extent to which the Company participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Company and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

At June 30, 2001, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at June 30, 2001:

                                          Actual
                                   --------------------        Minimum        Well
                                    Amount        Ratio         Ratio     Capitalized
                                   --------------------         -----     -----------

Tier 1 risk - based capital        $27,800        12.34%         4.00%        6.00%

Total risk - based capital          30,070        13.35          8.00        10.00

Leverage capital                    27,800         8.84          4.00         5.00

As the above table illustrates, the Company exceeds both the minimum and "well capitalized" regulatory capital requirements at June 30, 2001. Management does not anticipate any future activity that would have a negative impact on any of these ratios. Also, management is not aware of any current recommendations by the regulatory agencies that will have a material effect on future earnings, liquidity, or capital of the Company.

LIQUIDITY

The principal functions of the Company's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. Management evaluates the Company's liquidity position over 30 day, 60 day, and 90+ day time horizons. The analysis not only identifies liquidity within the balance sheet, but off of the balance sheet as well. It identifies anticipated sources and uses of funds as well as potential sources and uses. Anticipated needs would include liquidity for credit demand, commitments to purchase assets, and anticipated deposit decreases. Anticipated sources would include cash (net of reserve requirements), maturing investment securities, daily fed funds sold, anticipated deposit increases, and the repayment of loans. Potential uses would include unfounded loan commitments available on lines of credit. Potential sources would include borrowing capacity available to the Company through the FHLB. At June 30, 2001 for the 30 day horizon, the Company had a net anticipated funding position of 3.5% of total assets. This ratio was 2.7% as of December 31, 2000. The increase is due to an increase in daily fed funds sold of $19.6 million, which resulted from net deposit increases due to the new branch offices. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the net loans to deposits ratio. The net loans (including loans held for sale) to deposits ratio was at 93.6% at June 30, 2001 as compared to 104.1% at December 31, 2000 and 100.4% at June 30, 2000.
The Company's liquidity plan allows for the use of long-term advances or short-term lines of credit with the Federal Home Loan Bank ("FHLB") as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk as well. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At June 30, 2001, the Company continued to have three such matched funding loans outstanding totaling $166,000.

The Company continues to also have short-term borrowing availability through FHLB "RepoPlus" advances. "RepoPlus" advances are short-term borrowings maturing within one year, which bear a fixed rate of interest and are subject to prepayment penalty. At June 30, 2001, the Company had no "RepoPlus" advances outstanding. At June 30, 2000, the Company had $23.0 million in "RepoPlus" advances outstanding, which were used for general liquidity purposes. The Company's remaining borrowing capacity with FHLB was $69.1 million at June 30, 2001.

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

The Statement of Cash Flows, for the six-month period ended June 30, 2001, indicates an increase in cash and cash equivalents of $19.8 million. Cash was provided from a net increase in deposits of $31.2 million, proceeds from sales of loans of $9.3 million, and repayments of investment securities available for sale of $1.2 million. Cash was used during the period for the origination of loans held for sale of $9.1 million, for the origination of loans of $8.2 million, and for the purchase of available for sale investments of $5.8 million. Dividends paid during the six-month period ended June 30, 2001 totaled $720,000. Cash and cash equivalents totaled $32.4 million at June 30, 2001, an increase of $19.8 million from $12.6 million at December 31, 2000.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS

The following schedule presents the non-performing assets for the last five quarters:

                                                    Jun            Mar            Dec            Sept           Jun
                                                    2001           2001           2000           2000           2000
                                                   ------         ------         ------         ------         ------
                                                                           (dollars in thousands)
NON-PERFORMING AND RESTRUCTURED LOANS
  Loans past due 90 days or more                   $   32         $    2         $   54         $   36         $  392
  Non-accrual loans                                 2,621          2,681          2,486          2,770          2,412
  Restructured loans                                   --             --             --             --             --
                                                   ------         ------         ------         ------         ------

    Total non-performing
      and restructured loans                        2,653          2,683          2,540          2,806          2,804
                                                   ------         ------         ------         ------         ------

OTHER NON-PERFORMING ASSETS

  Other real estate owned                              --             --            280            280            280
  Repossessed assets                                   77             42             14             20             20
                                                   ------         ------         ------         ------         ------

    Total other non-performing assets                  77             42            294            300            300
                                                   ------         ------         ------         ------         ------

TOTAL NON-PERFORMING ASSETS                        $2,730         $2,725         $2,834         $3,106         $3,104
                                                   ======         ======         ======         ======         ======


      Non-performing and restructured loans
      as a percentage of total loans(1)              1.11%          1.14%          1.10%          1.26%          1.33%

      Non-performing assets and
      restructured loans as a
      percentage of total loans
      and other non-performing
      Assets and restructured loans(1)               1.14%          1.16%          1.00%          1.39%          1.48%

(1) Excludes loans held for sale

The allowance for loan losses at June 30, 2001 totaled $2,270,000 or 0.94% of total loans (including loans held for sale) as compared to $2,142,000 or 0.92% at December 31, 2000. Provisions for loan losses were $210,000 and $224,000 for the six-month periods ended June 30, 2001 and 2000.

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

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At June 30, 2001, the Company had nonaccrual loans of $2,822,000, of which, $1,818,000 were classified as impaired. The average balance in 2001 of impaired loans was $1,910,000. Impaired loans had a related allowance allocation of $273,000 and income recognized in 2001 for impaired loans totaled $18,000.

Impaired loans at June 30, 2001 continued to be comprised principally of three borrowers. These three borrowers accounted for $1.7 million of total impaired loans. One borrower in particular totaled $991,000. The Company continues to seek restitution through the bankruptcy courts with two of the borrowers and has begun foreclosure proceedings with the third.

The largest borrower within the impaired loan accounts pertains to a participated loan for a dairy operation. The Company was cross-collateralized on cattle, feed and real estate, including facilities. In 1999, the Bank recorded a $300,000 charge off pertaining to the cattle portion of the loan. The borrower has subsequently filed for bankruptcy relief, and the Company continues foreclosure proceedings on the real estate portion of the loan through the bankruptcy courts. In addition, as a result of prudent collateral valuation, an additional $100,000 charge off was recorded in 2000 pertaining to the feed portion of the loan. A significant portion of feed continues to be warehoused on the property and deteriorates as the legal proceedings continue. Management will continue its collateral valuations until final resolution of the matter. Although the Company anticipated possession of the real estate in 2001, it now appears unlikely.

Management does not consider any of the remaining non-performing loans to pose any significant risk to the capital position or future earnings of the Company.

Management believes none of the non-performing assets, including other real estate owned, at June 30, 2001, pose any significant risk to the operations, liquidity or capital position of the Company.

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

The simulation also calculates net interest income based upon estimates of the largest foreseeable rate increase or decrease, (+or - 200 basis points or 2.00%). The current analysis indicates that, given a 200 basis point overnight movement in interest rate, the Bank would experience a potential $718,000 or 5.9% change in net interest income. It is important to note, however, that this exercise would be of a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities which in turn will effect the net interest income. It is important to note; however, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

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

                          CLASS III DIRECTORS:

                          Mr. Grady Cooper
                          Mr. Robert E. Gregg
                          Mr. S.P. Snyder
                          Mr. Kenneth D. Wimer

(2) Such other business as may properly come before the meeting or any adjournment thereof.

CONTINUING CLASS I DIRECTORS WHOSE TERMS EXPIRE IN 2002 ARE:

                          Mr. John W. Conway
                          Mr. William D. Kingery
                          Mr. Charles C. Stoops, Jr

CONTINUING CLASS II DIRECTORS WHOSE TERMS EXPIRE IN 2003 ARE:

                          Mr. Robert M. Greenberger
                          Mr. Paul M. Montgomery
                          Mr. William C. Sonntag
                          Mr. Norman P. Sundell

The following table presents the results of the vote tabulation

ISSUE          DESCRIPTION                        VOTES FOR      VOTES AGAINST

1      Election of CLASS III Directors

       Mr. Grady W. Cooper                        2,176,810          13,596
       Mr. Robert E. Gregg                        2,178,572          13,596
       Mr. S.P. Snyder                            2,177,780          13,596
       Mr. Kenneth D. Wimer                       2,178,588          13,596

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



Slippery Rock Financial Corporation
             (Registrant)



Date:  August 9, 2001                               By: /s/ William C. Sonntag
       --------------                                   ------------------------
                                                        William C. Sonntag
                                                        President & CEO



Date:  August 9, 2001                               By: /s/ Mark A. Volponi
       --------------                                   ------------------------
                                                        Mark A. Volponi
                                                        Treasurer