Form 10-Q
period 2001-09-30
SLIPPERY ROCK FINANCIAL CORP
filed 2001-11-13
CIK 884782

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

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

As of November 1, 2001, there were 2,769,874 shares outstanding of the issuer's class of common stock.

                       SLIPPERY ROCK FINANCIAL CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I  FINANCIAL INFORMATION                                              PAGE

        ITEM 1.  Financial Statements (unaudited)

                 Consolidated Balance Sheet, September 30, 2001
                 and December 31, 2000                                      3

                 Consolidated Statements of Income
                 Three months ended September 30, 2001 and 2000
                 and Nine months ended September 30, 2001 and 2000          4

                 Consolidated Statement of Changes in
                 Stockholders' Equity, Nine months ended
                 September 30, 2001 and 2000                                5

                 Consolidated Statement of Cash Flows
                 Nine months ended September 30, 2001 and 2000              6

                 Notes to Consolidated Financial Statements                 7

        ITEM 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations     8

        ITEM 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                         13

PART II OTHER INFORMATION

        ITEM 1.  Legal Proceedings                                         15

        ITEM 2.  Changes in Securities and Use of Proceeds                 15

        ITEM 3.  Defaults upon Senior Securities                           15

        ITEM 4.  Submission of Matters to a Vote of Security Holders       15

        ITEM 5.  Other Information                                         15

        ITEM 6.  Exhibits and Reports of Form 8-K                          15

        SIGNATURES                                                         16

               SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             (UNAUDITED - $ IN 000)


                                                                     September 30,     December 31,
                                                                         2001             2000
                                                                     -------------     ------------
ASSETS
  Cash and due from banks                                              $  17,025         $  12,590
  Interest-bearing deposits in other banks                                    21                52
  Federal funds sold                                                      10,700              --
  Mortgage loans held for sale                                             1,448             1,372
  Investment securities:
     Available for sale                                                   41,395            24,290
     Held to maturity (market value $1,136 and $2,986)                     1,122             2,162
  Loans                                                                  240,723           231,321
  Less allowance for loan losses                                           2,314             2,142
                                                                       ---------         ---------

        Net loans                                                        238,409           229,179
  Premises and equipment                                                   7,555             6,871
  Accrued interest and other assets                                        6,934             6,926
                                                                       ---------         ---------

        Total assets                                                   $ 324,609         $ 283,442
                                                                       =========         =========

LIABILITIES
  Deposits:
    Noninterest-bearing demand                                         $  41,609         $  35,604
    Interest-bearing demand                                               24,844            25,452
    Savings                                                               37,401            28,776
    Money market                                                          21,529            20,734
    Time                                                                 137,067           113,013
                                                                       ---------         ---------

          Total deposits                                                 262,450           223,579

Short-term borrowings                                                       --              30,000
Other borrowings                                                          30,280               336
Accrued interest and other liabilities                                     1,717             1,384
                                                                       ---------         ---------

          Total liabilities                                              294,447           255,299
                                                                       ---------         ---------

STOCKHOLDERS' EQUITY
  Common stock (par value $0.25; 12,000,000 shares authorized;
     2,769,874 and 2,769,381 shares issued and outstanding)                  692               692
  Surplus                                                                 10,559            10,552
  Retained earnings                                                       18,515            16,924
  Accumulated other comprehensive income (loss)                              396               (25)
                                                                       ---------         ---------

          Total stockholders' equity                                      30,162            28,143
                                                                       ---------         ---------

          Total liabilities and stockholders' equity                   $ 324,609         $ 283,442
                                                                       =========         =========


See accompanying notes to the unaudited consolidated financial statements

               SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                 (UNAUDITED - $ IN 000 EXCEPT PER SHARE AMOUNTS)


                                                           Three Months Ended                     Nine Months Ended
                                                               September 30,                        September 30,
                                                          2001               2000               2001              2000
                                                       -----------------------------        ------------------------------
INTEREST INCOME
  Loans, including fees                                $    5,075         $    4,816         $   15,312         $   13,254
  Interest-bearing deposits in other banks                      1                  1                  2                  2
  Federal funds sold                                          157                 65                709                125
  Interest on investment securities:
     Taxable                                                  230                136                513                448
     Exempt from federal income tax                           219                205                616                619
     Dividends                                                 28                 20                 83                 58
                                                       ----------         ----------         ----------         ----------
                        Total interest income               5,710              5,243             17,235             14,506
INTEREST EXPENSE
  Deposits                                                  2,459              1,995              7,596              5,478
  Borrowed funds                                              397                407              1,231                812
                                                       ----------         ----------         ----------         ----------
                        Total interest expense              2,856              2,402              8,827              6,290
                                                       ----------         ----------         ----------         ----------
NET INTEREST INCOME                                         2,854              2,841              8,408              8,216
Provision for loan losses                                     105                173                315                397
                                                       ----------         ----------         ----------         ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                           2,749              2,668              8,093              7,819

OTHER INCOME
  Service charges on deposit accounts                         261                207                726                626
  Trust department income                                      21                 19                126                 99
  Net gains on sales of investment securities                  37               --                   37               --
  Net gains on sales of loans                                 294                 32                488                 60
  Mastermoney Interchange fee income                           61                 45                177                127
  Other income                                                178                150                506                431
                                                       ----------         ----------         ----------         ----------
                        Total other income                    852                453              2,060              1,343
OTHER EXPENSE
  Salaries and employee benefits                            1,098                875              3,146              2,570
  Occupancy expense, net                                      166                110                483                312
  Furniture and equipment expense                             191                209                595                606
  Data processing expense                                      97                 83                258                201
  Stationery, printing and supplies                            51                 63                161                170
  Pennsylvania shares tax                                      69                 63                202                183
  Other                                                       495                505              1,461              1,316
                                                       ----------         ----------         ----------         ----------
                        Total other expense                 2,167              1,908              6,306              5,358
                                                       ----------         ----------         ----------         ----------

Income before income taxes                                  1,434              1,213              3,847              3,804
Income tax expense                                            434                356              1,148              1,116
                                                       ----------         ----------         ----------         ----------

NET INCOME                                             $    1,000         $      857         $    2,699         $    2,688
                                                       ==========         ==========         ==========         ==========

PER SHARE DATA
      Average shares for the period, Basic              2,769,671          2,769,381          2,769,489          2,769,188
      Average shares for the period, Diluted            2,769,671          2,769,381          2,769,489          2,769,920
      Earnings per share, Basic                        $     0.36         $     0.31         $     0.97         $     0.97
      Earnings per share, Diluted                      $     0.36         $     0.31         $     0.97         $     0.97
      Dividends paid                                   $     0.14         $     0.10         $     0.40         $     0.30


See accompanying notes to the unaudited consolidated financial statements

               SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (UNAUDITED - $ IN 000)






                                                                                   ACCUMULATED
                                                                                     OTHER
                                                  COMMON                RETAINED  COMPREHENSIVE           COMPREHENSIVE
                                                   STOCK   SURPLUS      EARNINGS  INCOME/(LOSS)   TOTAL      INCOME
                                             --------------------------------------------------------------------------
  BALANCE, DECEMBER 31, 2000                      $ 692   $ 10,552     $ 16,924      $ (25)     $ 28,143      $  -

  Net Income                                                              2,699                    2,699       2,699
  Net unrealized gain on securities                                                    421           421         421
  Stock issued per directors
      compensation plan                                          7                                     7
  Cash dividends ($0.40 per share)                                       (1,108)                  (1,108)
                                             --------------------------------------------------------------------------
  BALANCE, SEPTEMBER 30, 2001                     $ 692   $ 10,559     $ 18,515      $ 396      $ 30,162      $3,120
                                             ==========================================================================

 See accompanying notes to the unaudited consolidated financial statements

               SLIPPERY ROCK FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED - $ IN 000)



                                                                      Nine Months Ended
                                                                        September 30,
                                                                    2001             2000
                                                                  --------          --------
OPERATING ACTIVITIES
     Net income                                                   $  2,699          $  2,688
     Adjustments to reconcile net income to
        net cash provided by operating activities:
       Provision for loan losses                                       315               397
       Depreciation and amortization                                   577               444
       Deferred taxes                                                  (80)              (87)
       Origination of loans held for sale                          (18,618)           (6,325)
       Proceeds from sale of loans held for sale                    18,762             5,857
       Gain on sale of loans                                          (488)              (60)
       Gain on sale of investment securities                           (37)             --
       Decrease (increase) in accrued interest receivable               36              (223)
       Increase in accrued interest payable                            203               299
       Other, net                                                       47               512
                                                                  --------          --------
         Net cash provided by operating activities                   3,416             3,502
                                                                  --------          --------

INVESTING ACTIVITIES
  Investment securities available for sale:
    Proceeds from sales                                              4,539              --
    Repayments                                                       1,941             2,072
    Purchases                                                      (22,896)             (387)
  Investment securities held to maturity:
    Repayments                                                       1,040               345
    Purchases                                                         --                (100)
  Increase in loans, net                                           (15,851)          (39,836)
  Purchase of premises and equipment                                (1,228)           (1,863)
  Proceeds from sale of student loans                                5,741              --
  Proceeds from sale of credit card portfolio                          687              --
                                                                  --------          --------
         Net cash used for investing activities                    (26,027)          (39,769)
                                                                  --------          --------

FINANCING ACTIVITIES
  Increase in deposits, net                                         38,872            23,102
  Increase (decrease) in short term borrowings, net                (30,000)           16,000
  Proceeds from other borrowings                                    30,000               186
  Repayments of other borrowings                                       (56)              (46)
  Proceeds from stock issued                                             7                 5
  Cash dividends paid                                               (1,108)             (830)
                                                                  --------          --------
         Net cash provided by financing activities                  37,715            38,417
                                                                  --------          --------

         Increase in cash and cash equivalents                      15,104             2,150

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    12,642            11,306
                                                                  --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 27,746          $ 13,456
                                                                  ========          ========

Cash payments for interest                                        $  8,624          $  5,991
Cash payments for income taxes                                    $  1,145          $  1,085


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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. At September 30, 2001, the Company has approximately $1.0 million of goodwill intangibles. The Company will discontinue amortization of goodwill intangibles effective January 1, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENT

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Total interest income of $5,710,000 for the three-month period ended September 30, 2001 compared to $5,243,000 for the same three-month period in 2000, an increase of $467,000 or 8.9%. The overall increase in total interest income is attributed principally to an increase in interest and fees on loans of $259,000 or 5.4%. Income from interest and fees on loans increased due to volume increases within the loan portfolio. Average loans for the three-month period, including loans available for sale, at September 30, 2001 were $241.9 million, an increase of $27.0 million or 12.6% from $214.9 million at September 30, 2000.

Virtually all major segments within the loan portfolio reflected net increases in average balances. The most significant growth occurred within the 1-4 family real estate and commercial real estate segments. Average 1-4 family real estate loans increased $11.8 million or 12.5% and average commercial real estate loans increased $5.4 million or 8.5%. The increase within the loan portfolio was brought about by general market activity and due to the Bank's expansion into two new markets in Lawrence County, Pennsylvania with the opening of its New Wilmington and Laurel offices.

Although the average volume of loans increased during the three-month period ended September 30, 2001, the tax equivalent yield on earning assets declined. In an effort to stimulate the national economy, the Federal Reserve Board continued to lower interest rates during the third quarter of 2001. As interest rates fell, the Bank's variable rate earning assets repriced downward, and continue to do so. As a result, the Bank's tax equivalent yield on interest earning assets fell from 8.53% at September 30, 2000 to 8.07% at September 30, 2001.

Total interest expense of $2,856,000 for the three-month period ended September 30, 2001 represented an increase of $454,000 from the $2,402,000 reported for the same three-month period in 2000. The change is comprised primarily of an increase in interest expense on deposits. The increase in interest expense on deposits is due to an increase in average interest-bearing deposits of $40.6 million. Average interest-bearing deposits increased from the Bank's expansion into the new markets. In addition, interest expense increased as a result of several "special" promotional certificate rates offered bank wide as part of the grand opening celebrations for the new offices. The Bank's yield on interest-bearing deposits increased from 4.19% at September 30, 2000 to 4.71% at September 30, 2001. The remaining promotional certificates are primarily comprised of 11 month cds with a balance of $10.4 million that will reprice in the fourth quarter of 2001. As a result, management anticipates a decrease in the cost of interest-bearing deposits beginning in the first quarter of 2002.

Average borrowings for the three-month period ended September 30, 2001 were $30.3 million, which compared to $23.7 million for the three-month period ended September 30, 2000. Average borrowed funds at September 30, 2001 were comprised primarily of a long-term advance from the Federal Home Loan Bank ("FHLB"), while average borrowed funds at September 30, 2000 were comprised of short-term advances from FHLB. In anticipation of potential interest rate declines, management opted to use short-term advances during 2000. Interest rates began to decline during the first quarter of 2001. As interest rates declined, management viewed March 2001 to be an appropriate time to lock in the advances for the long-term and thereby reduce overall interest expense associated with the borrowings. The weighted average rate paid on short-term advances for the period ended
September 30, 2000 was 6.67%, which compares to 5.11% for the long-term advance outstanding at September 30, 2001.

Net interest income of $2,854,000 for the three months ended September 30, 2001 compared to $2,841,000 for the same three-month period in 2000, an increase of $13,000.

Total other income for the three-month period ended September 30, 2001 of $852,000 compared to $453,000 for the three-month period ended September 30, 2000, an increase of $399,000. This increase is comprised of an increase in gains on loan sales of $262,000, an increase in service charges on deposit accounts of $54,000, and $37,000 from gains on the sale of available for sale securities.

Gains of $211,000 were recorded on the sale of $9.2 million of fixed rate, 1-4 family residential mortgages to the Federal Home Loan Mortgage Corporation ("Freddie Mac") for the three-month period ended September 30, 2001. For the three-month period ended September 30, 2000, $3.0 million of fixed rated, 1-4 family residential mortgages were sold resulting in a gain of $32,000.

Due to increasing competition and rising service costs, the credit card portfolio, which consisted of $662,000 in outstanding principal balance, was sold during the third quarter resulting in a gain of $26,000. A gain of $57,000 was also recognized on the sale of $5.7 million of student loans. As a result of restructuring within the investment portfolio during the third quarter, a net gain of $37,000 was recorded on the sale of available for sale securities. The purpose of the investment portfolio restructuring was to shorten the duration (average lives) of the investments in order to take advantage of rising interest rates in the future.

Total other expense of $2,167,000 for the three months ended September 30, 2001 compared to $1,908,000 for the same three-month period in 2000. This represented an increase of $259,000 or 13.6%. The increase is primarily derived from an increase in salaries and employee benefits expense of $223,000 and an increase in occupancy expense of $56,000. The increases in each of these areas resulted principally from the new retail facilities. As a result of staff additions to support the new offices, the number of full-time equivalent employees ("FTE") increased from 117 at September 30, 2000 to 135 at September 30, 2001.

Net income for the three-month period ended September 30, 2001 was $1,000,000, an increase of $143,000 from the $857,000 reported at September 30, 2000. Earnings per share for the three-month period ended September 30, 2001 was $0.36, an increase of $0.05 from $0.31 per share earned during the same three-month period in 2000.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Total interest income of $17,235,000 for the nine-month period ended September 30, 2001 compared to $14,506,000 for the same nine-month period in 2000, an increase of $2,729,000 or 18.8%. The primary increase in total interest income is attributed to an increase in interest and fees on loans of $2,058,000 or 15.5%. Income from interest and fees on loans increased due to volume increases within the loan portfolio. Average loans, including loans available for sale, at September 30, 2001 were $237.6 million, an increase of $36.6 million or 18.2% from $201.0 million at September 30, 2000. Interest income on Federal Funds Sold increased $584,000. Average daily Federal Funds Sold increased $18.9 million from $2.5 million at September 30, 2000 to $21.4 million at September 30, 2001. Federal Funds Sold increased as a result of an increase in average daily deposits. Subsequent to the reporting date, dollars were reallocated from Federal Funds Sold to the investment portfolio.

Total interest expense of $8,827,000 for the nine-month period ended September 30, 2001 represented an increase of $2,537,000 from the $6,290,000 reported for the same nine-month period in 2000. The increase in interest expense was comprised of increases in interest expense on deposits of $2,118,000 and on borrowed funds of $419,000. The increase in interest expense on both deposits and borrowed funds was due to an increase in average daily deposits and in average borrowings outstanding during the nine-month period ended September 30, 2001.

Net interest income of $8,408,000 for the nine months ended September 30, 2001 compared to $8,216,000 for the same nine-month period in 2000, an increase of $192,000. The changes in interest income, interest expense and ultimately, net interest income were driven by the volume changes and changes in interest rates discussed above.

Total other income for the nine-month period ended September 30, 2001 of $2,060,000 compared to $1,343,000 for the nine-month period ended September 30, 2000, an increase of $717,000. This change was principally due to the gains on the sales of fixed rate mortgages, student loans, and the credit card portfolio, as discussed above, which amounted to an increase of $428,000. Sales of fixed rated mortgages to Freddie Mac for the nine-month period ended September 30, 2001 were $18.8 million, with net gains recorded of $405,000. Sales for the nine-month period ended September 30, 2000 were $5.9 million with net gains of $60,000. The increase in other income was also due, in part, to an increase in service charges on deposit accounts of $100,000 and an increase in other income of $75,000.

Total other expense of $6,306,000 for the nine months ended September 30, 2001 compared to $5,358,000 for the same nine-month period in 2000. This represented an increase of $948,000 or 17.7%. The increase is primarily derived from an increase in salaries and employee benefits expense of $576,000, an increase in net occupancy expense of $171,000, and an increase in other expenses of $145,000. These increases resulted from additional costs associated with the new branch offices.

Net income for the nine-month period ended September 30, 2001 was $2,699,000, an increase of $11,000 from $2,688,000 reported at September 30, 2000. Earnings per share for the nine-month periods ended September 30, 2001 and 2000 was $0.97 for both periods.


FINANCIAL CONDITION

Total assets increased $41.2 million or 14.5% from $283.4 million at December 31, 2000 to $324.6 million at September 30, 2001. The increase in total assets is due to an increase in available for sale securities of $17.1 million, federal funds sold of $10.7 million, and an increase in net loans, including loans available for sale, of $9.3 million. The most significant growth within the loan portfolio occurred within 1-4 family real estate loans, which increased $3.2 million.

Total deposits of $262.5 million at September 30, 2001 represented an increase of $38.9 million or 17.4% from $223.6 million at December 31, 2000. With the exception of interest-bearing demand, all deposit products had net increases during the period. The most significant increases were within time certificates and savings, which increased $24.1 million and $8.6 million, respectively. The increase in time certificates was due to the opening of the new branch facilities and to various time certificate promotions offered as part of the "Grand Openings". The increase in savings accounts is due to a special "Classic Plus Savings" product, which pays an attractive market rate while fulfilling customer liquidity needs.

At September 30, 2001, the Company serviced approximately $57.9 million in sold fixed rate mortgages. Sales of fixed rate mortgages for the nine-month period ended September 30, 2001 totaled $18.8 million with net gains of $405,000. Management does anticipate future sales of fixed rate mortgages; however, the extent to which the Company participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Company and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

At September 30, 2001, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at September 30, 2001:

                                          Actual
                                   --------------------       Minimum         Well
                                    Amount        Ratio        Ratio       Capitalized
                                   --------------------        -----       -----------

Tier 1 risk - based capital        $ 28,472       12.47 %      4.00 %          6.00 %

Total risk - based capital           30,786       13.49        8.00           10.00

Leverage capital                     28,472        8.96        4.00            5.00



As the above table illustrates, the Company exceeds both the minimum and well-capitalized regulatory capital requirements at September 30, 2001. Management does not anticipate any future activity that would have a negative impact on any of these ratios. Also, management is not aware of any current recommendations by the regulatory agencies that will have a material effect on future earnings, liquidity or capital of the Company.

LIQUIDITY

The principal functions of the Company's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. Management evaluates the Company's liquidity position over 30 day, 60 day, and 90+ day time horizons. The analysis not only identifies liquidity within the balance sheet, but off of the balance sheet as well. It identifies anticipated sources and uses of funds as well as potential sources and uses. Anticipated needs would include liquidity for credit demand, commitments to purchase assets, and anticipated deposit decreases. Anticipated sources would include cash (net of reserve requirements), maturing investment securities, daily fed funds sold, anticipated deposit increases, and the repayment of loans. Potential uses would include unfunded loan commitments available on lines of credit. Potential sources would include borrowing capacity available to the Company through the FHLB. At September 30, 2001 for the 30-day horizon, the Company had a net anticipated funding position of 1.8% of total assets. This ratio was 2.7% as of December 31, 2000. The decrease is due to an increase in total assets, specifically available for sale securities, which are not considered to be an anticipated source of funds. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the net loans to deposits ratio. The net loans (including loans held for sale) to deposits ratio was 91.4% at September 30, 2001 as compared to 104.1% at December 31, 2000 and 100.5% at September 30, 2000. The Company's liquidity plan allows for the use of long-term advances or short-term lines of credit with the Federal Home Loan Bank ("FHLB") as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At September 30, 2001, the Company continued to have three such matched funding loans outstanding totaling $163,000.

The Company continues to also have short-term borrowing availability through FHLB "RepoPlus" advances. "RepoPlus" advances are short-term borrowings maturing within one year, bearing a fixed rate of interest and subject to prepayment penalty. At September 30, 2001, the Company had no "RepoPlus" advances outstanding. At September 30, 2000, the Company had $25.0 million in "RepoPlus" advances outstanding, which were used for general liquidity purposes. The Company's remaining borrowing capacity with FHLB was $69.1 million at September 30, 2001.

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

The Statement of Cash Flows, for the nine-month period ended September 30, 2001, indicates an increase in cash and cash equivalents of $15.1 million. Cash was provided from a net increase in deposits of $38.9 million, proceeds from sales of mortgage loans of $18.8 million, proceeds from the sale of student loans of $5.7 million, and proceeds from sales of investment securities of $4.5 million. Cash was used during the period for the origination of loans held for sale of $18.6 million, the purchase of available for sale investments of $22.9 million, and the origination of loans of $15.9 million. Dividends paid during the nine-month period ended September 30, 2001 totaled $1,108,000. Cash and cash equivalents totaled $27.7 million at September 30, 2001, an increase of $15.1 million from $12.6 million at December 31, 2000.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS

The following schedule presents the non-performing assets for the last five quarters:

                                                       Sept        Jun         Mar         Dec         Sept
                                                       2001        2001        2001        2000        2000
                                                      ------      ------      ------      ------      ------
                                                                       (dollars in thousands)
NON-PERFORMING AND RESTRUCTURED LOANS
  Loans past due 90 days or more                      $   49      $   32      $    2      $   54      $   36
  Non-accrual loans                                    2,640       2,621       2,681       2,486       2,770
  Restructured loans                                    --          --          --          --          --
                                                      ------      ------      ------      ------      ------

    Total non-performing
      and restructured loans                           2,689       2,653       2,683       2,540       2,806
                                                      ------      ------      ------      ------      ------

OTHER NON-PERFORMING ASSETS
  Other real estate owned                                193        --          --           280         280
  Repossessed assets                                      46          77          42          14          20
                                                      ------      ------      ------      ------      ------

    Total other non-performing assets                    239          77          42         294         300
                                                      ------      ------      ------      ------      ------

TOTAL NON-PERFORMING ASSETS                           $2,928      $2,730      $2,725      $2,834      $3,106
                                                      ======      ======      ======      ======      ======



           Non-performing and restructured loans
           as a percentage of total loans(1)            1.12 %      1.11 %      1.14 %      1.10 %      1.26 %

           Non-performing assets and
           restructured loans as a
           percentage of total loans
           and other non-performing
           Assets and restructured LOANS(1)             1.22 %      1.14 %      1.16 %      1.00 %      1.39 %


(1) Excludes loans held for sale.


The allowance for loan losses at September 30, 2001 totaled $2,314,000 or 0.96% of total loans (including loans held for sale) as compared to $2,142,000 or 0.92% at December 31, 2000. Provisions for loan losses were $315,000 and $397,000 for the nine-month periods ended September 30, 2001 and 2000.

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

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At September 30, 2001, the Company had nonaccrual loans of $2,640,000. Impaired loans at September 30, 2001 were $1,714,000, of which, $1,511,000 were also classified as nonaccrual. The average balance in 2001 of impaired loans was $1,908,000. Impaired loans had a related allowance allocation of $257,000 and income recognized in 2001 for impaired loans totaled $73,000.

Impaired loans at September 30, 2001 continued to be comprised principally of three borrowers. These three borrowers accounted for $1.6 million of total impaired loans. One borrower in particular totaled $991,000. The Company continues to seek restitution through the bankruptcy courts with two of the borrowers and has begun foreclosure proceedings with the third.

The largest borrower within the impaired loan accounts pertains to a participated loan for a dairy operation. The Company was cross-collateralized on cattle, feed and real estate, including facilities. In 1999, the Bank recorded a $300,000 charge off pertaining to the cattle portion of the loan. The borrower has subsequently filed for bankruptcy relief, and the Company continues foreclosure proceedings on the real estate portion of the loan through the bankruptcy courts. An additional $100,000 charge off was recorded in 2000. As a result of prudent collateral valuation, the Bank anticipates an additional charge off in the fourth quarter of 2001. Management will continue its collateral valuations until final resolution of the matter. Although the Company anticipated possession of the real estate in 2001, it now appears that possession will not occur until 2002.

Management does not consider any of the remaining non-performing loans to pose any significant risk to the capital position or future earnings of the Company.

Management believes none of the non-performing assets, including other real estate owned, at September 30, 2001, pose any significant risk to the operations, liquidity or capital position of the Company.


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

The simulation also calculates net interest income based upon estimates of the largest foreseeable rate increase or decrease, (+or - 200 basis points or 2.00%). The current analysis indicates that, given a 200 basis point overnight increase in interest rate, the Bank would experience a potential $1,363,000 or 10.7% change in net interest income. It is important to note, however, that this exercise would be of a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities which in turn will effect the net interest income. It is important to note; however, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

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

3(ii) By - laws filed on March 6, 1992 as Exhibit 3(ii) to Registration Statement on Form S-4 (No.33-46164) and incorporated herein by reference.

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



Slippery Rock Financial Corporation
             (Registrant)



Date:  November 1, 2001                          By: /s/ William C. Sonntag
       ----------------                              ----------------------
                                                     William C. Sonntag
                                                     President & CEO



Date:  November 1, 2001                          By: /s/ Mark A. Volponi
       ----------------                              --------------------
                                                     Mark A. Volponi
                                                     Treasurer