Form 10-K405
period 2001-12-31
SLIPPERY ROCK FINANCIAL CORP
filed 2002-03-29
CIK 884782

                FORM 10-K-ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                          -----------------

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X        No______
                                       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [X]


The aggregate market value of the voting stock held by non-affiliates computed by reference to the price as of December 31, 2001, is $30,740,912.

The number of shares outstanding of the issuer's Common Stock, as of March 1, 2002, was 2,775,435 shares of Common Stock, par value $0.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part I - Annual Report to Shareholders for Fiscal year Ended December 31, 2001

Part II - Proxy statement for the 2002 Annual Meeting of shareholders to be held April 16, 2002

   Page 1 of 50 Pages with Exhibits
             --
   Page 1 of 14 Pages without Exhibits
             --
   Exhibit Index on Page 14
                         --

SLIPPERY ROCK FINANCIAL CORPORATION
FORM 10-K

Index

Part I                                                                              Page
                                                                                    -----
Item 1.      Business                                                               3 - 5

Item 2.      Properties                                                             5 - 6

Item 3.      Legal Proceedings                                                      6

Item 4.      Submission of Matters to a Vote of Security Holders                    6


Part II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters  6

Item 6.      Selected Financial Data                                                6

Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                  6

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk             7 - 8

Item 8.      Financial Statements and Supplementary Data                            9

Item 9.      Changes in and disagreements with Accountants on Accounting and
             Financial Disclosures                                                  9

Part III

Item 10.     Directors and Executive Officers of the Registrant                     9

Item 11.     Executive Compensation                                                 9

Item 12.     Security Ownership of Certain Beneficial Owners and Management         9

Item 13.     Certain Relationships and Related Transactions                         9

Part IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K       9 - 10

Signatures                                                                          11 - 13

Index to Exhibits                                                                   14

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

The Bank has two full service offices and a grocery store office located in Slippery Rock, Pennsylvania and one full service office in each of the following communities; Prospect, Portersville, Grove City, Harrisville, New Wilmington, and Hickory Township, Pennsylvania. The Bank's Trust Division operates from a separate freestanding facility, which also is located in Slippery Rock. In addition to its retail locations, the Bank has an operations center located in Slippery Rock Township.

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

Legislation and Regulatory Changes
-------------------------- -------

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

History and Business - Bank
---------------------------

The Bank's headquarters are located at 100 South Main Street, Slippery Rock, Pennsylvania 16057. The Bank had total assets, total liabilities, and total equity of $324,014,000, $294,203,000 and $29,811,000 respectively at December
31, 2001.

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

At December 31, 2001, the Bank had 116 full-time employees and 34 part-time employees.

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

Item 2.  Properties

The Bank has a full service drive through branch facility in addition to the Main banking facility in Slippery Rock, Pennsylvania, as well as one full service branch facility each in the communities of Prospect, Portersville, Harrisville, New Wilmington, and Grove City, Pennsylvania. In October 2000, the Bank opened its first grocery store branch in Slippery Rock. The bank opened the Laurel office, its second branch in Lawrence County, Pennsylvania, in January 2001. The Bank also has an operations center located in Slippery Rock Township. In addition, in 1998, the Bank moved its trust department to a freestanding facility in Slippery Rock. With the exception of the grocery store branch, the Bank owns all of its facilities, and is subject to real estate mortgage obligations at its New Wilmington and Laurel locations. The details of which can be found in note 9 of the notes to financial statements on page 12 of the Company's 2001 annual report.

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

         Item 4.  Submission of Matters to a Vote of Security Holders

         (Not Applicable)

         Part II

         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The information required by this Item pertaining to Market for Common Equity and Related Stockholder Matters is included in the Company's 2001 Annual report on page 34, and is incorporated herein by reference.

         Item 6.  Selected Financial Data

         The information required by this Item pertaining to Selected Financial Data is included in the Company's 2001 Annual report on page 1, and is incorporated herein by reference.


         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this Item pertaining to Management's Discussion and Analysis of Financial Condition and Results of Operations is included in the Company's 2001 Annual report on pages 21 through 34, and is incorporated herein by reference.

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

At December 31, 2001, the Company had a cumulative negative gap of $46.3 million at the one-year horizon. The gap analysis indicates that if interest rates were to rise 100 basis points (1.00%), the Company's net interest income would decline at the one-year horizon because the Company's rate sensitive liabilities would reprice faster than rate sensitive assets. Conversely, if rates were to fall 100 basis points, the Company would earn more in net interest income.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments

The simulation also calculates net interest income based upon rate increases or decreases of + or - 300 basis points (or 3.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the new interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 300 basis point overnight decrease in interest rates, the Company would experience a potential $967,000 or 7.5% decline in net interest income. If rates were to increase 300 basis points, the analysis indicates that the Company's net interest income would increase $418,000 or 3.2%. It is important to note, however, that this exercise would be of a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities, which in turn will effect the net interest income. As mentioned earlier, in gap analysis, as well as simulation analysis, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could affect forecasted results.

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

Item 8.   Financial Statement and Supplementary Data

The Company's consolidated financial statements and notes thereto contained in the 2001 Annual Report are filed as Exhibit 13 hereto and are incorporated in their entirety by reference under this item.

                                                      Annual Report
                                                         -Page-
         Consolidated Balance Sheet                        3
         Consolidated Statement of Income                  4
         Consolidated Statement of Changes in
          Stockholders' equity                             5
         Consolidated Statement of Cash Flows              6
         Notes to Consolidated Financial Statements        7 - 20

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(Not Applicable)

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item pertaining to directors of the Company is included in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders on pages 4 ,5 and 6 and page 12 and is incorporated herein by reference

Item 11.  Executive Compensation

The information required by this Item is included in the 2002 Proxy Statement in the Executive Compensation section on pages 7 through 12, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is included in the 2002 Proxy Statement in the Voting Securities section on pages 1 through 3, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information required by this Item is included in the 2002 Proxy Statement in the Transactions with Management section on page 13, and is incorporated herein by reference.

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

3(ii) By-laws filed on March 6, 1992 as Exhibit 3(ii) to Registration Statement on Form S-4 (No. 33-46164) and incorporated herein by reference.

4              N/A

9              N/A

10             N/A

11             N/A

12             N/A

13 Annual Report to Shareholders for Fiscal Year Ended December 31, 2001 filed with the Commission on March 29, 2002 and incorporated herein by reference.

16             N/A

18             N/A

21             List of Subsidiaries

22             N/A

23             N/A

24             N/A

27             N/A

28             N/A

99.1 Notice of Annual Meeting, Proxy Statement and form of Proxy for Annual Meeting of Shareholders to be held on April 16, 2002 filed with the Commission on March 29, 2002 and incorporated herein by reference.

99.2           Accountant's Opinion

      (b) Reports on Form 8-K
          None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Slippery Rock Financial Corporation


By:/s/ William C. Sonntag
   ---------------------------

   William C. Sonntag
   President & CEO

Date:  March 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Mark A. Volponi
   --------------------------

   Mark A. Volponi
   Treasurer

Date:  March 19, 2002

By:/s/ Dale R. Wimer
   ---------------------------

   Dale R. Wimer
   Secretary

Date:  March 19, 2002

By   /s/ Grady W. Cooper
     -------------------

     Grady W. Cooper
     Director

Date: March 19, 2002

By   /s/ Robert M. Greenberger
     -------------------------

     Robert M. Greenberger
     Director

Date: March 19, 2002

By   /s/ Robert E. Gregg
     -------------------

     Robert E. Gregg
     Director

Date: March 19, 2002


By   /s/ Brenda K. McBride
     ---------------------

     Brenda K. McBride
     Director

Date: March 19, 2002

By   /s/ Thomas D. McClymonds
     ------------------------

     Thomas D. McClymonds
     Director

Date:  March 19, 2002

(Signatures Continued)

By  /s/ Scott A. McDowell
    ---------------------

    Scott A. McDowell
    Director

Date:  March 19, 2002

By  /s/ S.P. Snyder
    ---------------

    S. P. Snyder
    Director

Date: March 19, 2002

By  /s/ William C. Sonntag
    ----------------------

    William C. Sonntag
    Director

Date: March 19, 2002

By  /s/ Charles C. Stoops, Jr.
    --------------------------

    Charles C. Stoops, Jr.
    Director

Date: March 19, 2002

By  /s/ Norman P. Sundell
    ---------------------

    Norman P. Sundell
    Director

Date: March 19, 2002

By  /s/  Kenneth D. Wimer
    ---------------------

    Kenneth D. Wimer
    Director

Date: March 19, 2002

                               Index to Exhibits

Item Number              Description               Page
-----------    ------------------------------    --------
    13         Annual Report to Sharholders       15 - 48

    21         List of Subsidiaries               49

    99.2       Report of Independent Auditors     50