Form 10-Q
period 2002-03-31
SLIPPERY ROCK FINANCIAL CORP
filed 2002-05-13
CIK 884782

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------     ---------------

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

As of May 3, 2002, there were 2,775,943 shares outstanding of the issuer's class of common stock.

                      Slippery Rock Financial Corporation
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


Part I    Financial Information                                            Page

          Item 1.  Financial Statements (unaudited)

                   Consolidated Balance Sheet, March 31, 2002
                   and December 31, 2001                                    3

                   Consolidated Statements of Income
                   Three months ended March 31, 2002 and 2001               4

                   Consolidated Statement of Comprehensive Income
                   Three months ended March 31, 2002 and 2001               5

                   Consolidated Statement of Changes in
                   Stockholders' Equity, Three months ended
                   March 31, 2002 and 2001                                  6

                   Consolidated Statement of Cash Flows
                   Three months ended March 31, 2002 and 2001               7

                   Notes to Consolidated Financial Statements               8

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         9-13

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                    14-15

Part II   Other Information

          Item 1.  Legal Proceedings                                       16

          Item 2.  Changes in Securities and Use of Proceeds               16

          Item 3.  Defaults upon Senior Securities                         16

          Item 4.  Submission of Matters to a Vote of Security Holders     16

          Item 5.  Other Information                                       17

          Item 6.  Exhibits and Reports of Form 8-K                        17

          Signatures                                                       18

               Slippery Rock Financial Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEET
                             (Unaudited - $ in 000)

                                                                     March 31,        December 31,
                                                                       2002              2001
                                                                    -----------      -------------
ASSETS
  Cash and due from banks                                           $    12,558      $      14,903
  Interest-bearing deposits in other banks                                  159                  -
  Federal funds sold                                                     12,500              7,700
  Mortgage loans held for sale                                            2,492              3,514
  Investment securities:
     Available for sale                                                  43,888             44,217
     Held to maturity (market value $1,118 and $1,129)                    1,111              1,118
  Loans                                                                 242,329            240,786
  Less allowance for loan losses                                          2,949              2,766
                                                                    -----------      -------------

        Net loans                                                       239,380            238,020

  Premises and equipment                                                  7,454              7,518
  Accrued interest and other assets                                       7,317              7,045
                                                                    -----------      -------------

        Total assets                                                $   326,859      $     324,035
                                                                    ===========      =============

LIABILITIES
  Deposits:
    Noninterest-bearing demand                                      $    43,770      $      42,211
    Interest-bearing demand                                              25,746             28,226
    Savings                                                              49,800             39,589
    Money market                                                         24,583             22,614
    Time                                                                120,713            129,255
                                                                    -----------      -------------

          Total deposits                                                264,612            261,895

Other borrowings                                                         30,239             30,260
Accrued interest and other liabilities                                    1,600              1,901
                                                                    -----------      -------------

          Total liabilities                                             296,451            294,056
                                                                    -----------      -------------

STOCKHOLDERS' EQUITY
  Common stock (par value $0.25; 12,000,000 shares authorized;
     2,775,435 and 2,772,874 shares issued and outstanding)                 694                693
  Capital surplus                                                        10,638             10,601
  Retained earnings                                                      18,914             18,731
  Accumulated other comprehensive income (loss)                             162                (46)
                                                                    -----------      -------------

          Total stockholders' equity                                     30,408             29,979
                                                                    -----------      -------------

          Total liabilities and stockholders' equity                $   326,859      $     324,035
                                                                    ===========      =============


See accompanying notes to the unaudited consolidated financial statements

               Slippery Rock Financial Corporation and Subsidiary
                        CONSOLIDATED STATEMENT OF INCOME
                (Unaudited - $ in 000 except per share amounts)


                                                         Three Months Ended
                                                              March 31,
                                                         2002           2001
                                                     ---------------------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                         $       4,618  $      5,130
  Federal funds sold                                            42           255
  Interest and dividends on investment securities:
     Taxable interest                                          408           141
     Tax-exempt interest                                       166           197
     Dividends                                                  19            28
                                                     -------------  ------------
               Total interest and dividend income            5,253         5,751
                                                     -------------  ------------

INTEREST EXPENSE
  Deposits                                                   1,838         2,549
  Other borrowings                                             387           441
                                                     -------------  ------------
               Total interest expense                        2,225         2,990
                                                     -------------  ------------
NET INTEREST INCOME                                          3,028         2,761
Provision for loan losses                                      305           105
                                                     -------------  ------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                            2,723         2,656
                                                     -------------  ------------
OTHER INCOME
  Service charges on deposit accounts                          237           219
  Trust department income                                       47            39
  Net investment securities losses                              (7)            -
  Net gains on loan sales                                       25           135
  Interchange fee income                                        62            49
  Other income                                                 120           137
                                                     -------------  ------------
               Total other income                              484           579
                                                     -------------  ------------
OTHER EXPENSE
  Salaries and employee benefits                             1,244         1,034
  Occupancy expense                                            177           160
  Equipment expense                                            206           205
  Data processing expense                                       87            77
  Stationery, printing, and supplies                            49            57
  Pennsylvania shares tax                                       68            65
  Other expense                                                550           486
                                                     -------------  ------------
               Total other expense                           2,381         2,084
                                                     -------------  ------------
Income before income taxes                                     826         1,151
Income tax expense                                             227           336
                                                     -------------  ------------
NET INCOME                                           $         599  $        815
                                                     =============  ============
PER SHARE DATA
      Average shares for the period, Basic               2,775,176     2,769,381
      Average shares for the period, Diluted             2,775,176     2,769,381
      Earnings per share, Basic                      $        0.22  $       0.29
      Earnings per share, Diluted                    $        0.22  $       0.29
      Dividends paid                                 $        0.15  $       0.13


See accompanying notes to the unaudited consolidated financial statements

               Slippery Rock Financial Corporation and Subsidiary
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Unaudited - $ in 000)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      2002            2001
                                                                                    ---------       --------
Net income                                                                          $     599       $    815

Other comprehensive income:
     Unrealized gains on available for sale securities                                    308            240
     Reclassification adjustment for losses included in net income                          7              -
                                                                                     --------        -------

Other comprehensive income before tax                                                     315            240

Income tax expense related to other comprehensive income                                  107             82
                                                                                     --------        -------

Other comprehensive income, net of tax                                                    208            158
                                                                                     --------        -------

Comprehensive income                                                                $     807       $    973
                                                                                      ========       =======

 See accompanying notes to the unaudited consolidated financial statements

               Slippery Rock Financial Corporation and Subsidiary
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Unaudited - $ in 000)

                                                                                                Accumulated
                                                                                                   Other
                                                Common         Capital         Retained         Comprehensive
                                                 Stock         Surplus         Earnings         Income (Loss)          Total
                                              --------------------------------------------------------------------------------
  Balance, December 31, 2001                  $     693    $     10,601     $     18,731    $              (46)   $     29,979


  Net Income                                                                         599                                   599
  Net unrealized gain on securities                                                                        208             208
  Stock options exercised                            1               37                                                     38
  Cash dividends ($0.15 per share)                                                  (416)                                 (416)
                                              --------------------------------------------------------------------------------
  Balance, March 31, 2002                     $     694    $     10,638     $     18,914    $              162    $     30,408
                                              ================================================================================


 See accompanying notes to the unaudited consolidated financial statements

               Slippery Rock Financial Corporation and Subsidiary
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited - $ in 000)

                                                                       Three Months Ended
                                                                            March 31,
                                                                      2002             2001
                                                                  ------------      -----------
OPERATING ACTIVITIES
     Net income                                                   $        599      $       815
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Provision for loan losses                                           305              105
       Depreciation,amortization and accretion of
         investment securities                                             207              214
       Originations of mortgage loans held for sale                    (14,079)          (3,191)
       Proceeds from sales of mortgage loans                            14,975            3,859
       Net gains on loan sales                                             (25)            (135)
       Net investment security losses                                        7                -
       Decrease in accrued interest receivable                              25               61
       Increase (decrease) in accrued interest payable                    (429)             229
       Other, net                                                           (5)            (102)
                                                                  ------------      -----------
         Net cash provided by operating activities                       1,580            1,855
                                                                  ------------      -----------
INVESTING ACTIVITIES
  Investment securities available for sale:
    Proceeds from sales                                                  1,592                -
    Proceeds from maturities and repayments                              2,052               94
    Purchases                                                           (3,015)               -
  Investment securities held to maturity:
    Proceeds from maturities and repayments                                  7              253
  Increase in loans, net                                                (1,801)          (4,387)
  Purchases of premises and equipment                                     (119)            (299)
  Other                                                                      -              280
                                                                  ------------      -----------
         Net cash used for investing activities                         (1,284)          (4,059)
                                                                  ------------      -----------
FINANCING ACTIVITIES
  Increase in deposits, net                                              2,716           25,563
  Payments on other borrowings                                             (20)             (18)
  Proceeds from stock options exercised                                     38                -
  Cash dividends paid                                                     (416)            (360)
                                                                  ------------      -----------
         Net cash provided by financing activities                       2,318           25,185
                                                                  ------------      -----------
         Increase in cash and cash equivalents                           2,614           22,981
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        22,603           12,642
                                                                  ------------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $     25,217      $    35,623
                                                                  ============      ===========

Cash payments for interest                                        $      2,654      $     2,761
Cash payments for income taxes                                    $          -      $        50




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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 did not have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, the new statement did not amend FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets, which includes both core deposit intangibles and goodwill, relating to the acquisition of financial institutions or branches thereof. The FASB has undertaken a limited scope project to reconsider the provisions of FAS No. 72 specifically to determine whether to require banks to continue the amortization of the goodwill portion of the intangible assets. Although no final conclusion has been reached, management anticipates that it will not have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company's financial statements.

In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS No. 144 supercedes FAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. FAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial statements.

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

Comparison of the Three Months Ended March 31, 2002 and 2001
------------------------------------------------------------

Total interest income of $5,253,000 for the three-month period ended March 31, 2002 compared to $5,751,000 for the same three-month period in 2001, a decrease of $498,000 or 8.7%. The overall decrease in total interest income is attributed principally to a decrease in interest and fees on loans of $512,000 or 10.0%. Income from interest and fees on loans decreased due to a decrease in yields within the loan portfolio. The tax equivalent yield on interest earning assets fell from 8.34% at March 31, 2001 to 7.14% at March 31, 2002. As a result of the Federal Reserve Board's action to manage interest rates in the U.S. economy, interest rates were decreased eleven times in 2001. Prime rate, the rate at which banks lend funds to their best commercial customers, was at 4.75% at March 31, 2002. This is 3.25% lower than the prime rate of 8.00% at March 31, 2001. As interest rates fell, the Bank's variable rate earning assets repriced downward, and continue to do so, while new loans with lower yields are being added to the portfolio.

Although the tax equivalent yield on earning assets decreased during the three-month period ended March 31, 2002, the average volume of loans increased. Average loans for the three-month period, including loans available for sale, at March 31, 2002 were $246.8 million, an increase of $11.0 million or 4.7% from $235.7 million at March 31, 2001. Virtually all major segments within the loan portfolio reflected net increases in average balances. The most significant growth occurred within the commercial and commercial real estate segments. Average commercial loans increased $3.4 million or 16.1% and average commercial real estate loans increased $3.6 million or 5.3%. The increase within the loan portfolio was brought about by general market activity.

Total interest expense of $2,225,000 for the three-month period ended March 31, 2002 represented a decrease of $765,000 from the $2,990,000 reported for the same three-month period in 2001. The change is comprised primarily of a decrease in interest expense on deposits of $711,000. Although average interest-bearing deposits increased $13.5 million, interest expense decreased
for the period.   This resulted from a general decline in the Bank's cost of funds. The Bank's cost of deposits decreased from 4.89% at March 31, 2001 to 3.31% at March 31, 2002.

Interest expense on other borrowings decreased $54,000, from $387,000 for the three-month period ended March 31, 2002. Average borrowings at March 31, 2002 were unchanged from March 31, 2001. In January and February 2001, borrowed funds were comprised of short-term advances from the Federal Home Loan Bank
(FHLB). As interest rates began to decrease, management viewed March 2001 to be an appropriate time to lock in the advances for the long-term and thereby reduce overall interest expense associated with the borrowings. The weighted average rate paid on the advances was 5.83% at March 31, 2001 compared to 5.11% at March 31, 2002.

Net interest income of $3,028,000 for the three months ended March 31, 2002 compared to $2,761,000 for the same three-month period in 2001, an increase of $267,000.

The provision for loan losses at March 31, 2002 was $305,000, an increase of $200,000 from March 31, 2001. Management felt the increase in the provision expense was warranted as a result of it's normal quarterly analysis of loan loss reserve adequacy. The details of the analysis and methodology are discussed further under the Risk Elements section that follows.

Total other income for the three-month period ended March 31, 2002 of $484,000 compared to $579,000 for the three-month period ended March 31, 2001, a decrease of $95,000. This decrease is primarily due to a decrease in gains on loan sales of $110,000.

Gains of $25,000 were recorded on the sale of $15.1 million of fixed rate, 1-4 family residential mortgages to the Federal Home Loan Mortgage Corporation ("Freddie Mac") for the three-month period ended March 31, 2002. For the three-month period ended March 31, 2001, $3.9 million of fixed rated, 1-4 family residential mortgages were sold resulting in a gain of $135,000. The change was brought about by the decline in interest rates in the market.

Total other expense of $2,381,000 for the three months ended March 31, 2002 compared to $2,084,000 for the same three-month period in 2001. This represents an increase of $297,000 or 14.3%. The increase is primarily derived from an increase in salaries and employee benefits expense of $210,000 and an increase
in other expense of $64,000.   The increases in salaries and employee benefits
resulted principally from additional staffing needs related to the new retail facilities as well as an increase in the cost of employee benefits.

The recent growth of the Company caused slight increases in many areas that make up other expense, such as legal and professional fees, collection expense, and director and committee fees. These items were offset by decreases in advertising and loan servicing fees. Advertising expense was higher in 2001 due to promotions related to the new office openings. Loan servicing fees decreased due to a lower volume of student loans being serviced by a third party.

Net income for the three-month period ended March 31, 2002 was $599,000, a decrease of $216,000 from the $815,000 reported at March 31, 2001. Earnings per share for the three-month period ended March 31, 2002 was $0.22, a decrease of $0.07 from $0.29 per share earned during the same three-month period in 2001.

Financial Condition
-------------------

Total assets increased $2.9 million or 0.9% from $324.0 million at December 31, 2001 to $326.9 million at March 31, 2002. The increase in total assets is due to an increase in federal funds sold of $4.8 million, and an increase in net loans, including loans available for sale, of $338,000. The most significant growth within the loan portfolio occurred within commercial real estate loans, which increased $2.2 million.

Total deposits of $264.6 million at March 31, 2002 represented an increase of $2.7 million or 1.0% from $261.9 million at December 31, 2001. With the exception of interest-bearing demand and time certificates, all deposit products had net increases during the period. The most significant increase was within savings accounts, which increased $10.2 million. With the recent decline in the economy and interest rates, many customers are taking advantage of savings products like the "Classic Plus Savings" product, which pays an attractive market rate while fulfilling customer liquidity needs.

At March 31, 2002, the Company serviced approximately $69.2 million in sold fixed rate mortgages. Sales of fixed rate mortgages for the three-month period ended March 31, 2002 totaled $15.1 million with net gains of $25,000. Management does anticipate future sales of fixed rate mortgages; however, the extent to which the Company participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Company and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

At March 31, 2002, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at March 31, 2002:


                                      Actual
                              --------------------       Minimum      Well
                               Amount        Ratio        Ratio    Capitalized
                              --------------------       -------   -----------

Tier 1 risk - based capital   $ 28,978       13.79 %      4.00 %      6.00 %


Total risk - based capital      31,867       12.54        8.00       10.00


Leverage capital                28,978        8.96        4.00        5.00



As the above table illustrates, the Company exceeds both the minimum and well-capitalized regulatory capital requirements at March 31, 2002. Management does not anticipate any future activity that would have a negative impact on any of these ratios. Also, management is not aware of any current recommendations by the regulatory agencies that will have a material effect on future earnings, liquidity or capital of the Company.

LIQUIDITY

The principal functions of the Company's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. Management evaluates the Company's liquidity position over 30 day, 60 day, and 90+ day time horizons. The analysis not only identifies liquidity within the balance sheet, but off balance sheet as well. It identifies anticipated sources and uses of funds as well as potential sources and uses. Anticipated needs would include liquidity for credit demand, commitments to purchase assets, and anticipated deposit decreases. Anticipated sources would include cash (net of reserve requirements), maturing investment securities, daily fed funds sold, anticipated deposit increases, and the repayment of loans. Potential uses would include unfunded loan commitments available on lines of credit. Potential sources would include borrowing capacity available to the Company through the FHLB. At March 31, 2002, for the 30-day horizon, the Company had a net anticipated funding position of 2.7% of total assets. This ratio was 3.5% as of December 31, 2001. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the loans to deposits ratio. The loans (including loans held for sale) to deposits ratio was 92.5% at March 31, 2002 as compared to 93.2% at December 31, 2001 and 94.9% at March 31, 2001.

The Company's liquidity plan allows for the use of long-term advances or short-term lines of credit with the Federal Home Loan Bank ("FHLB") as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At March 31, 2002, the Company continued to have three such matched funding loans outstanding totaling $153,000.

The Company continues to also have short-term borrowing availability through FHLB "RepoPlus" advances. "RepoPlus" advances are short-term borrowings maturing within one year, bearing a fixed rate of interest and subject to prepayment penalty. At March 31, 2002 and 2001, the Company had no "RepoPlus" advances outstanding. The Company's remaining borrowing capacity with FHLB was $76.9 million at March 31, 2002.

In addition to borrowing from the FHLB as a source for liquidity, as mentioned earlier, the Company also continued activity in the secondary mortgage market. Specifically, the Company sold fixed rate residential real estate mortgages to Freddie Mac. The sales to Freddie Mac not only provide an opportunity for the Company to remain competitive in the market place by allowing it to offer a fixed rate mortgage product, but also provide an additional source of liquidity. Loan sales on the secondary market also provide management an additional tool to use in managing interest rate risk exposure within the balance sheet. The Company continues to service all loans sold to Freddie Mac.

The Statement of Cash Flows, for the three-month period ended March 31, 2002, indicates an increase in cash and cash equivalents of $2.6 million. Cash was provided from proceeds from sales of mortgage loans of $15.0 million, proceeds from sales, maturities, and repayments of available for sale securities of $3.6 million, and a net increase in deposits of $2.7 million. Cash was used during the period for the origination of loans held for sale of $14.1 million, the purchase of available for sale investments of $3.0 million, and the origination of loans of $1.8 million. Cash dividends paid during the three-month period ended March 31, 2002 totaled $416,000. Cash and cash equivalents totaled $25.2 million at March 31, 2002, an increase of $2.6 million from $22.6 million at December 31, 2001.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS

The following schedule presents the non-performing assets for the last five quarters:

                                                         Mar             Dec            Sept            Jun              Mar
                                                        2002            2001            2001            2001            2001
                                                     ----------      ----------      ----------      ----------      -----------
                                                                                     (dollars in thousands)
Non-performing and restructured loans
  Loans past due 90 days or more                     $       27      $       69      $       49      $       32      $         2
  Non-accrual loans                                       3,862           3,958           2,640           2,621            2,681
  Restructured loans                                          -               -               -               -                -
                                                     ----------      ----------      ----------      ----------      -----------
    Total non-performing
      and restructured loans                              3,889           4,027           2,689           2,653            2,683
                                                     ----------      ----------      ----------      ----------      -----------

Other non-performing assets
  Other real estate owned                                   335             216             193               -                -
  Repossessed assets                                         37              22              46              77               42
                                                     ----------      ----------      ----------      ----------      -----------
    Total other non-performing assets                       372             238             239              77               42
                                                     ----------      ----------      ----------      ----------      -----------
Total non-performing assets                          $    4,261      $    4,265      $    2,928      $    2,730      $     2,725
                                                     ==========      ==========      ==========      ==========      ===========
           Non-performing and restructured loans
           as a percentage of total loans(1)               1.60 %          1.67 %          1.12 %          1.11 %           1.14 %
           Non-performing assets and
           restructured loans as a
           percentage of total loans
           and other non-performing
           Assets and restructured loans(1)                1.76 %          1.77 %          1.22 %          1.14 %           1.16 %

(1) Excludes loans held for sale.

The allowance for loan losses at March 31, 2002 totaled $2,949,000 or 1.20% of total loans (including loans held for sale) as compared to $2,766,000 or 1.13% at December 31, 2001. Provisions for loan losses were $305,000 and $105,000 for the three-month periods ended March 31, 2002 and 2001.

In determining the level at which the allowance for loan losses should be maintained, management relies on in-house quarterly reviews of significant loans and commitments outstanding, including a continuing review of problem or non-performing loans and overall portfolio quality. Commercial and commercial real estate loans are risk-rated by individual loan officers and a loan review committee. Consumer and residential real estate loans are generally reviewed in the aggregate due to their relative smaller dollar size and homogeneous nature. Specific provision and allowance allocations are made for risk-rated loans that have gone before the loan review committee. These allocations are based upon specific borrower data, such as non-performance, delinquency, financial performance, capacity to repay, and collateral valuation. Non-account specific allocations are made for all remaining loans within the portfolio based on recent charge-off history, other known trends and expected losses. In addition, allocations are made for qualitative factors such as changes in the local, regional and national economies, industry trends, loan growth, and loan administration. A quarterly report and recommendation is presented to and approved by the Board of Directors. Management believes the allowance is adequate to cover known losses within the loan portfolio. However, no assurances can be made concerning the future financial condition of borrowers, the deterioration of which would require additional provisions in subsequent periods.

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At March 31, 2002, the Company had nonaccrual loans of $3,862,000. Impaired loans at March 31, 2002 were $3,662,000, of which, $3,462,000 were also classified as nonaccrual. The average balance in 2002 of impaired loans was $3,536,000. Impaired loans had a related allowance allocation of $650,000 and income recognized in 2002 for impaired loans totaled $19,000.

Impaired loans at March 31, 2002 were comprised principally of four borrowers. Two borrowers accounted for $984,000 of total impaired loans. The Company continues to seek restitution through the bankruptcy courts with those borrowers. The Company has begun foreclosure proceedings with a third borrower who accounted for $389,000 of total impaired loans. The fourth credit, totaling $1.6 million, was classified as impaired during the fourth quarter of 2001 as a result of the borrower's deteriorating financial condition. Upon reviewing the current financial condition of the borrower, as part of the normal loan review process, management felt it appropriate to classify the credit as impaired and provide additional amounts to the allowance for loan losses pertaining to its risk-rating allocation.

The second largest borrower within the impaired loan accounts pertains to a participated loan for a dairy operation. The Company was cross-collateralized on cattle, feed, and real estate, including facilities. In 1999, the Bank recorded a $300,000 charge off pertaining to the cattle portion of the loan.
The borrower has subsequently filed for bankruptcy relief, and the Company continues foreclosure proceedings on the real estate portion of the loan through the bankruptcy courts. An additional $100,000 charge off was recorded in 2000. As a result of prudent collateral valuation, the Company recorded an additional $190,000 charge off in the fourth quarter of 2001.Management will continue its collateral valuations until final resolution of the matter. Although the Company originally anticipated possession of the real estate in 2001, it now appears that possession will occur in the fourth quarter of 2002.

Management does not consider any of the remaining non-performing loans to pose any significant risk to the capital position or future earnings of the Company.

Management believes none of the non-performing assets, including other real estate owned, at March 31, 2002, pose any significant risk to the operations, liquidity or capital position of the Company.

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

At March 31, 2002, the Company had a cumulative negative gap of $25.1 million at the one-year horizon. The gap analysis indicates that if interest rates were to rise 100 basis points (1.00%), the Company's net interest income would decline at the one-year horizon because the Company's rate sensitive liabilities would reprice faster than rate sensitive assets. Conversely, if rates were to fall 100 basis points, the Company would earn more in net interest income.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decreases of + or- 300 basis points (or 3.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the new interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 300 basis point overnight decrease in interest rates, the Company would experience a potential $2,559,000 or 19.8% decline in net interest income. If rates were to increase 300 basis points, the analysis indicates that the Company's net interest income would increase $1,312,000 or 10.1%. It is important to note, however, that this exercise would be of a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities which in turn will effect the net interest income. It is important to note; however, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

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

Item 1. Legal Proceedings
          (none)

Item 2. Changes in Securities and Use of Proceeds
          (none)

Item 3. Defaults Upon Senior Securities
          (none)

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Slippery Rock Financial Corporation took place on April 16, 2002. The following two (2) matters were voted upon:

(1) Election of the four (4) persons listed in CLASS I of the Proxy Statement dated March 29, 2002 whose terms expire in 2005.

          CLASS I Directors:
          ----------------
          Mr. John W. Conway
          Mr. William D. Kingery
          Mr. Scott A. McDowell
          Mr. Charles C. Stoops, Jr.

(2) Such other business as may properly come before the meeting or any adjournment thereof.

Continuing CLASS II directors whose terms expire in 2003 are:

          Mr. Robert M. Greenberger
          Ms. Brenda K. McBride
          Mr. William C. Sonntag
          Mr. Norman P. Sundell

Continuing CLASS III directors whose terms expire in 2004 are:

          Mr. Grady W. Cooper
          Mr. Robert E. Gregg
          Mr. Thomas D. McClymonds
          Mr. S.P. Snyder
          Mr. Kenneth D. Wimer

The following table presents the results of the vote tabulation

Issue     Description                           Votes For   Votes Against

1         Election of CLASS I Directors

          Mr. John W. Conway                    2,116,239          200
          Mr. William D. Kingery                2,116,239          200
          Mr. Scott A. McDowell                 2,102,769       13,670
          Mr. Charles C. Stoops, Jr.            2,116,439            -

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



Slippery Rock Financial Corporation
      (Registrant)



Date:  May 8, 2002                 By: /s/William C. Sonntag
      -----------------                ----------------------
                                       William C. Sonntag
                                       President & CEO



Date:  May 8, 2002                 By: /s/ Mark A. Volponi
      ---------------                  --------------------
                                       Mark A. Volponi
                                       Treasurer