Form 10-Q
period 2002-06-30
SLIPPERY ROCK FINANCIAL CORP
filed 2002-08-13
CIK 884782

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002
                                    -------------

                                       OR

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

      For the transition period from _____________ to  _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES___X____ NO_______

As of August 1, 2002, there were 2,776,216 shares outstanding of the issuer's class of common stock.

                       Slippery Rock Financial Corporation
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

Part I     Financial Information                                                 Page
           Item 1.     Financial Statements (unaudited)

                       Consolidated Balance Sheet, June 30, 2002
                       and December 31, 2001                                      3

                       Consolidated Statements of Income
                       Six months ended June 30, 2002 and 2001                    4

                       Consolidated Statement of Comprehensive Income
                       Six months ended June 30, 2002 and 2001                    5

                       Consolidated Statement of Changes in
                       Stockholders' Equity, Six months ended
                       June 30, 2002 and 2001                                     6

                       Consolidated Statement of Cash Flows
                       Six months ended June 30, 2002 and 2001                    7

                       Notes to Consolidated Financial Statements               8-9

           Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations          10-15

           Item 3.     Quantitative and Qualitative Disclosures
                       About Market Risk                                      16-17

Part II    Other Information

           Item 1.     Legal Proceedings                                         18

           Item 2.     Changes in Securities and Use of Proceeds                 18

           Item 3.     Defaults upon Senior Securities                           18

           Item 4.     Submission of Matters to a Vote of Security Holders       18

           Item 5.     Other Information                                         19

           Item 6.     Exhibits and Reports of Form 8-K                          19

           Signatures                                                            20

               Slippery Rock Financial Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEET
                             (Unaudited - $ in 000)

                                                                          June 30,           December 31,
                                                                            2002                 2001
                                                                      -----------------   ------------------
ASSETS
  Cash and due from banks                                             $          16,279   $           14,903
  Interest-bearing deposits in other banks                                          142                    -
  Federal funds sold                                                              5,000                7,700
  Mortgage loans held for sale                                                    1,554                3,514
  Investment securities:
     Available for sale                                                          60,321               44,217
     Held to maturity (market value $2,907 and $1,129)                            2,901                1,118
  Loans                                                                         235,838              240,786
  Less allowance for loan losses                                                  3,123                2,766
                                                                      -----------------   ------------------
        Net loans                                                               232,715              238,020

  Premises and equipment                                                          7,363                7,518
  Accrued interest and other assets                                               7,149                7,045
                                                                      -----------------   ------------------

        Total assets                                                  $         333,424   $          324,035
                                                                      =================   ==================

LIABILITIES
  Deposits:
    Noninterest-bearing demand                                        $          45,244   $           42,211
    Interest-bearing demand                                                      28,367               28,226
    Savings                                                                      53,712               39,589
    Money market                                                                 25,618               22,614
    Time                                                                        117,743              129,255
                                                                      -----------------   ------------------

        Total deposits                                                          270,684              261,895

Other borrowings                                                                 30,219               30,260
Accrued interest and other liabilities                                            1,397                1,901
                                                                      -----------------   ------------------

        Total liabilities                                                       302,300              294,056
                                                                      -----------------   ------------------

STOCKHOLDERS' EQUITY

  Common stock (par value $0.25; 12,000,000 shares authorized;
     2,775,943 and 2,772,874 shares issued and outstanding)                         694                  693
  Capital surplus                                                                10,645               10,601
  Retained earnings                                                              19,244               18,731
  Accumulated other comprehensive income (loss)                                     541                  (46)
                                                                      -----------------   ------------------

        Total stockholders' equity                                               31,124               29,979
                                                                      -----------------   ------------------

        Total liabilities and stockholders' equity                    $         333,424   $          324,035
                                                                      =================   ==================


     See accompanying notes to the unaudited consolidated financial statements

               Slippery Rock Financial Corporation and Subsidiary
                        CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited - $ in 000 except per share amounts)

                                                           Three Months Ended            Six Months Ended
                                                                 June 30,                      June 30,
                                                          2002           2001           2002           2001
                                                      --------------------------    -------------------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                         $      4,462   $     5,107    $     9,080    $    10,237
  Federal funds sold                                           49           297             91            552
  Interest and dividends on investment securities:
     Taxable interest                                         451           142            859            283
     Tax-exempt interest                                      160           200            326            397
     Dividends                                                 15            27             34             55
                                                      -----------    ----------     ----------     ----------
         Total interest and dividend income                 5,137         5,773         10,390         11,524
INTEREST EXPENSE
  Deposits                                                  1,695         2,588          3,533          5,137
  Other borrowings                                            391           393            778            834
                                                      -----------    ----------     ----------     ----------
         Total interest expense                             2,086         2,981          4,311          5,971
                                                      -----------    ----------     ----------     ----------
NET INTEREST INCOME                                         3,051         2,792          6,079          5,553
Provision for loan losses                                     306           105            611            210
                                                      -----------    ----------     ----------     ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                           2,745         2,687          5,468          5,343

OTHER INCOME
  Service charges on deposit accounts                         244           246            481            465
  Trust department income                                      36            66             83            105
  Net investment securities losses                              -             -             (7)             -
  Net gains on loan sales                                     218            59            243            194
  Interchange fee income                                       70            67            132            116
  Other income                                                115           191            235            328
                                                      -----------    ----------     ----------     ----------
         Total other income                                   683           629          1,167          1,208
OTHER EXPENSE
  Salaries and employee benefits                            1,153         1,013          2,397          2,047
  Occupancy expense                                           168           157            345            317
  Equipment expense                                           233           199            439            404
  Data processing expense                                      89            84            176            161
  Stationery, printing, and supplies                           50            53             99            110
  Pennsylvania shares tax                                      73            68            141            133
  Other expense                                               603           480          1,153            966
                                                      -----------    ----------     ----------     ----------
         Total other expense                                2,369         2,054          4,750          4,138
                                                      -----------    ----------     ----------     ----------

Income before income taxes                                  1,059         1,262          1,885          2,413
Income tax expense                                            310           378            537            714
                                                      -----------    ----------     ----------     ----------

NET INCOME                                           $        749   $       884    $     1,348    $     1,699
                                                      ===========    ==========     ==========     ==========

PER SHARE DATA
      Average shares for the period, Basic              2,775,852     2,769,412      2,775,516      2,769,397
      Average shares for the period, Diluted            2,776,015     2,769,412      2,775,516      2,769,397
      Earnings per share, Basic                      $       0.27   $      0.32    $      0.49    $      0.61
      Earnings per share, Diluted                    $       0.27   $      0.32    $      0.49    $      0.61
      Dividends paid                                 $       0.15   $      0.13    $      0.30    $      0.26

   See accompanying notes to the unaudited consolidated financial statements

               Slippery Rock Financial Corporation and Subsidiary
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Unaudited - $ in 000)

                                                                     Three Months Ended     Six Months Ended
                                                                           June 30,              June 30,
                                                                       2002       2001       2002       2001
                                                                      ------     ------     ------     ------
Net income                                                            $  749     $  884     $1,348     $1,699

Other comprehensive income:
  Unrealized gains (losses) on available for sale securities             574       (111)       883        129
  Reclassification adjustment for losses included in net income            -          -          7          -
                                                                      ------     ------     ------     ------

Other comprehensive income (loss) before tax                             574       (111)       890        129

Income tax expense (benefit) related to other comprehensive income       195        (38)       303         44
                                                                      ------     ------     ------     ------

Other comprehensive income (loss), net of tax                            379        (73)       587         85
                                                                      ------     ------     ------     ------

Comprehensive income                                                  $1,128     $  811     $1,935     $1,784
                                                                      ======     ======     ======     ======

See accompanying notes to the unaudited consolidated financial statements

               Slippery Rock Financial Corporation and Subsidiary
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Unaudited - $ in 000)

                                                                        Accumulated
                                                                           Other
                                     Common     Capital     Retained   Comprehensive
                                      Stock     Surplus     Earnings    Income(Loss)     Total
                                   --------------------------------------------------------------
 Balance, December 31, 2001          $   693   $  10,601   $  18,731     $     (46)    $  29,979

 Net Income                                                    1,348                       1,348
 Net unrealized gain on securities                                             587           587
 Stock options exercised                   1          44          (3)                         42
 Cash dividends ($0.30 per share)                               (832)                       (832)
                                   --------------------------------------------------------------
 Balance, June 30, 2002              $   694   $  10,645   $  19,244     $     541     $  31,124
                                   ==============================================================

See accompanying notes to the unaudited consolidated financial statements

               Slippery Rock Financial Corporation and Subsidiary
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited - $ in 000)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                 2002           2001
                                                                               --------       --------
OPERATING ACTIVITIES
  Net income                                                                   $  1,348       $  1,699
  Adjustments to reconcile net income to
    net cash provided by operating activities:
   Provision for loan losses                                                        611            210
   Depreciation, amortization and accretion of investment securities                409            398
   Originations of mortgage loans held for sale                                 (24,647)        (9,097)
   Proceeds from sales of mortgage loans                                         26,585          9,321
   Net gains on loan sales                                                         (243)          (194)
   Net investment security losses                                                     7              -
   Decrease in accrued interest receivable                                           54             26
   Increase (decrease) in accrued interest payable                                 (454)           544
   Other, net                                                                      (208)          (635)
                                                                               --------       --------
    Net cash provided by operating activities                                     3,462          2,272
                                                                               --------       --------

INVESTING ACTIVITIES
 Investment securities available for sale:
  Proceeds from sales                                                             1,592              -
  Proceeds from maturities and repayments                                         6,460          1,199
  Purchases                                                                     (23,295)        (5,767)
 Investment securities held to maturity:
  Proceeds from maturities and repayments                                           216            507
  Purchases                                                                      (2,000)             -
 Decrease (Increase) in loans, net                                                4,673         (8,198)
 Purchases of premises and equipment                                               (246)          (697)
                                                                               --------       --------
    Net cash used for investing activities                                      (12,600)       (12,956)
                                                                               --------       --------

FINANCING ACTIVITIES
 Increase in deposits, net                                                        8,787         31,198
 Decrease in short term borrowings                                                    -        (30,000)
 Proceeds from other borrowings                                                       -         30,000
 Payments on other borrowings                                                       (41)           (37)
 Proceeds from stock options exercised                                               42              4
 Cash dividends paid                                                               (832)          (720)
                                                                               --------       --------
    Net cash provided by financing activities                                     7,956         30,445
                                                                               --------       --------

    Increase (decrease) in cash and cash equivalents                             (1,182)        19,761

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 22,603         12,642
                                                                               --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 21,421       $ 32,403
                                                                               ========       ========

Cash payments for interest                                                     $  4,765       $  5,427
Cash payments for income taxes                                                 $    586       $    725

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2002, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, this new statement did not amend FAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has undertaken a limited scope project to reconsider the provisions of FAS 72 in 2002 and has issued an exposure draft of a proposed statement, Acquisitions of Certain Financial Institutions, that would remove acquisitions of financial institutions from the scope of FAS No. 72. The adoption of this proposed statement would require all goodwill originating from acquisitions that meet the definition of a business combination as defined in Emerging Issues Task Force Issue ("EITF") No. 98-3 to be discontinued. At June 30, 2002 the Company's Consolidated Balance Sheet reflected total goodwill assets of $962,000 from acquisitions currently accounted for under FAS No. 72. The Company has determined that such assets meet the requirements of a business combination in EITF No. 98-3. The adoption of this proposed statement and retroactive application would subject such assets to the non-amortization provisions of FAS No. 142 and would result in an increase in net income of $34,000, or $0.01 per share, for the first half of 2002.

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The new statement takes effect for fiscal years beginning after June 15, 2002. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company's financial statements.

On January 1, 2002, the Company adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. The adoption of FAS No. 144 did not have a material effect on the Company's financial statements.

In April 2002, the FASB issued FAS No. 145, "Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. FAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS No. 145 did not have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the Company's financial statements.

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

Comparison of the Three Months Ended June 30, 2002 and 2001

Total interest income of $5,137,000 for the three-month period ended June 30, 2002 compared to $5,773,000 for the same three-month period in 2001, a decrease of $636,000 or 11.0%. The overall decrease in total interest income is attributed principally to a decrease in interest and fees on loans of $645,000 or 12.6%. Income from interest and fees on loans decreased due to a decrease in yields within the loan portfolio. The tax equivalent yield on interest earning assets fell from 8.19% at June 30, 2001 to 7.03% at June 30, 2002. As a result of the Federal Reserve Board's action to manage interest rates in the U.S. economy, interest rates were decreased eleven times in 2001. Prime rate, the rate at which banks lend funds to their best commercial customers, was at 4.75% at June 30, 2002. This is 2.25% lower than the prime rate of 7.00% at June 30, 2001. As interest rates fell, the Bank's variable rate earning assets repriced downward, and continue to do so, while new loans with lower yields are being added to the portfolio.

Although the tax equivalent yield on earning assets decreased during the three-month period ended June 30, 2002, the average volume of loans increased. Average gross loans, including loans available for sale, at June 30, 2002 were $243.9 million, an increase of $6.3 million or 2.6% from $237.6 million at June 30, 2001. Virtually all major segments within the loan portfolio reflected net increases in average balances from June 30, 2001. The most significant growth occurred within the dealer and commercial segments. Average dealer loans increased $2.6 million or 17.7% and average commercial loans increased $2.4 million or 11.2%. The increase within the average loan portfolio was brought about by general market activity.

Total interest expense of $2,086,000 for the three-month period ended June 30, 2002 represented a decrease of $895,000 from the $2,981,000 reported for the same three-month period in 2001. The change is comprised primarily of a decrease in interest expense on deposits of $893,000. Although average interest-bearing deposits increased $9.2 million, interest expense decreased for the period. This resulted from a general decline in the Bank's cost of funds. The Bank's cost of deposits decreased from 4.16% at June 30, 2001 to 2.86% at June 30, 2002. The Bank also saw a shift in consumer preference within the interest bearing deposits. Average time deposits decreased $11.6 million from June 30, 2001, while the average savings products increased $16.2 million or 51.3%. Due to the low interest rate environment, consumer preference has shifted towards the more liquid products and away from the fixed maturity products.

Net interest income of $3,051,000 for the three months ended June 30, 2002 compared to $2,792,000 for the same three-month period in 2001, an increase of $259,000.

The provision for loan losses for the three months ended June 30, 2002 was $306,000, an increase of $201,000 from June 30, 2001. Management felt the increase in the provision expense was warranted as a result of it's normal quarterly analysis of loan loss reserve adequacy. The details of the analysis and methodology are discussed further under the Risk Elements section that follows.

Total other income for the three-month period ended June 30, 2002 of $683,000 compared to $629,000 for the three-month period ended June 30, 2001, an increase of $54,000. An increase in the gains on loan sales of $159,000 is partially offset by a decrease in other income of $76,000 and trust income of $30,000.

Gains of $218,000 were recorded on the sale of $11.6 million of fixed rate, 1-4 family residential mortgages to the Federal Home Loan Mortgage Corporation ("Freddie Mac") for the three-month period ended June 30, 2002. For the three-month period ended June 30, 2001, $5.5 million of fixed rated, 1-4 family residential mortgages were sold resulting in a gain of $59,000.

Total other expense of $2,369,000 for the three months ended June 30, 2002 compared to $2,054,000 for the same three-month period in 2001. This represents an increase of $315,000 or 15.3%. The increase is primarily derived from an increase in salaries and employee benefits expense of $140,000 and an increase in other expense of $123,000. The increases in salaries and employee benefits resulted principally from additional staffing needs related to the new retail facilities as well as an increase in the cost of employee benefits.

The recent growth of the Company caused slight increases in many areas that make up other expense, such as legal and professional fees, collection expense, and director and committee fees. These items were offset primarily by a decrease in loan servicing fees. Loan servicing fees decreased due to a lower volume of student loans being serviced by a third party.

Net income for the three-month period ended June 30, 2002 was $749,000, a decrease of $135,000 from the $884,000 reported at June 30, 2001. Earnings per share for the three-month period ended June 30, 2002 was $0.27, a decrease of $0.05 from $0.32 per share earned during the same three-month period in 2001.

Comparison of the Six Months Ended June 30, 2002 and 2001

Total interest income of $10,390,000 for the six-month period ended June 30, 2002 compared to $11,524,000 for the same six-month period in 2001, a decrease of $1,134,000 or 9.8%. The overall decrease in total interest income is attributed principally to a decrease in interest and fees on loans of $1,157,000 or 11.3%. Income from interest and fees on loans decreased due to a decrease in yields within the loan portfolio as discussed above.

Total interest expense of $4,311,000 for the six-month period ended June 30, 2002 represented a decrease of $1,660,000 from the $5,971,000 reported for the same six-month period in 2001. The decrease in interest expense is comprised of decreases in interest expense on deposits of $1,604,000 and on borrowed funds of $56,000. The decrease in interest expense on both deposits and borrowed funds was due to a general decline in the Bank's cost of funds.

Net interest income of $6,079,000 for the six months ended June 30, 2002 compared to $5,553,000 for the same six-month period in 2001, an increase of $526,000.

The provision for loan losses for the six months ended June 30, 2002 was $611,000, an increase of $401,000 from June 30, 2001. Management felt the increase in the provision expense was warranted as a result of it's normal quarterly analysis of loan loss reserve adequacy. The details of the analysis and methodology are discussed further under the Risk Elements section that follows.

Total other income for the six-month period ended June 30, 2002 of $1,167,000 compared to $1,208,000 for the six-month period ended June 30, 2001, a decrease of $41,000. The decrease is primarily due to a decrease in other income of $93,000 and trust department income of $22,000, which is partially offset by an increase in the gains on loan sales of $49,000. Other income decreased primarily due to a decrease in volume-based fees and to a decrease in insurance commissions of $26,000.

Gains of $243,000 were recorded on the sale of $26.6 million of fixed rate, 1-4 family residential mortgages to the Federal Home Loan Mortgage Corporation ("Freddie Mac") for the six-month period ended June 30, 2002. For the six-month period ended June 30, 2001, $9.3 million of fixed rated, 1-4 family residential mortgages were sold resulting in a gain of $194,000.

Total other expense of $4,750,000 for the six months ended June 30, 2002 compared to $4,138,000 for the same six-month period in 2001. This represents an increase of $612,000 or 14.8%. The increase is primarily derived from an increase in salaries and employee benefits expense of $350,000 and an increase in other expense of $187,000. The increases in salaries and employee benefits resulted principally from additional staffing needs related to the new retail facilities as well as an increase in the cost of employee benefits.

The increase in other expense is primarily due to an increase in collection expense of $57,000, legal and professional fees of $49,000, contributions expense of $33,000, and director and committee fees of $32,000. Collection expense increased due to increased legal costs associated with various delinquency and foreclosure activities. Legal and professional fees increased due to various projects that the Bank is currently involved in and are expected to remain higher throughout the remainder of the year 2002. Contribution expense has increased due to the Bank's contribution to a local community redevelopment project. Director and Committee fees increased as a result of three additional directors appointed in the third quarter of 2001. These increases were partially offset by a decrease in loan servicing fees of $36,000. Loan servicing fees decreased due to the lower volume of student loans being serviced by a third party.

Net income for the six-month period ended June 30, 2002 was $1,348,000, a decrease of $351,000 from the $1,699,000 reported at June 30, 2001. Earnings per share for the six-month period ended June 30, 2002 was $0.49, a decrease of $0.12 from $0.61 per share earned during the same six-month period in 2001.

Financial Condition

Total assets increased $9.4 million or 2.9% from $324.0 million at December 31, 2001 to $333.4 million at June 30, 2002. The increase in total assets is due to an increase in available for sale investment securities of $16.1 million, the majority of which are mortgage backed securities. Total gross loans (including loans available for sale) decreased $6.9 million from December 31, 2001. The most significant decrease within the loan portfolio occurred within the residential real estate loans, which decreased $4.9 million. The sale of fixed rate mortgages to the Federal Home Loan Mortgage Corporation was the major contributor of this decrease. For the six months ended June 30, 2002, the Company had sold $26.6 million of fixed rate mortgages, which compares to sales of $25.2 million for the entire year of 2001. The increase in the volume of sold loans can be attributed to an all time low in interest rates, which has resulted in an increase in the demand for mortgage loans especially refinances.

Total deposits of $270.7 million at June 30, 2002 represented an increase of $8.8 million or 3.4% from $261.9 million at December 31, 2001. With the exception of time certificates, all deposit products had net increases during the period. The most significant increase was within savings accounts, which increased $14.1 million, followed by increases of $3.0 million in both noninterest-bearing demand and money market accounts. With the recent decline in the economy and interest rates, many customers are taking advantage of savings products like the "Classic Plus Savings" product, which pays an attractive market rate while fulfilling customer liquidity needs.

At June 30, 2002, the Company serviced approximately $77.1 million in sold fixed rate mortgages. Sales of fixed rate mortgages for the six-month period ended June 30, 2002 totaled $26.6 million with net gains of $243,000. Management does anticipate future sales of fixed rate mortgages; however, the extent to which the Company participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Company and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

At June 30, 2002, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at June 30, 2002:

                                          Actual          Minimum      Well
                                   --------------------
                                     Amount      Ratio     Ratio    Capitalized
                                   --------------------  --------  -------------

     Tier 1 risk - based capital    $29,388      13.55 %    4.00 %     6.00 %

     Total risk - based capital      32,376      12.30      8.00      10.00

     Leverage capital                29,388       8.97      4.00       5.00

As the above table illustrates, the Company exceeds both the minimum and well-capitalized regulatory capital requirements at June 30, 2002. Management does not anticipate any future activity that would have a negative impact on any of these ratios. Also, management is not aware of any current recommendations by the regulatory agencies that will have a material effect on future earnings, liquidity or capital of the Company.

LIQUIDITY

The principal functions of the Company's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. Management evaluates the Company's liquidity position over 30 day, 60 day, and 90+ day time horizons. The analysis not only identifies liquidity within the balance sheet, but off balance sheet as well. It identifies anticipated sources and uses of funds as well as potential sources and uses. Anticipated needs would include liquidity for credit demand, commitments to purchase assets, and anticipated deposit decreases. Anticipated sources would include cash (net of reserve requirements), maturing investment securities, daily fed funds sold, anticipated deposit increases, and the repayment of loans. Potential uses would include unfunded loan commitments available on lines of credit. Potential sources would include borrowing capacity available to the Company through the FHLB. At June 30, 2002, for the 30-day horizon, the Company had a net anticipated funding position of 0.5% of total assets. This ratio was 3.5% as of December 31, 2001. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the loans to deposits ratio. The loans (including loans held for sale) to deposits ratio was 87.7% at June 30, 2002 as compared to 93.2% at December 31, 2001 and 93.6% at June 30, 2001.

The Company's liquidity plan allows for the use of long-term advances or short-term lines of credit with the Federal Home Loan Bank ("FHLB") as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At June 30, 2002, the Company continued to have three such matched funding loans outstanding totaling $148,000.

The Company continues to also have short-term borrowing availability through FHLB "RepoPlus" advances. "RepoPlus" advances are short-term borrowings maturing within one year, bearing a fixed rate of interest and subject to prepayment penalty. At June 30, 2002 and 2001, the Company had no "RepoPlus" advances outstanding. The Company's remaining borrowing capacity with FHLB was $76.9 million at June 30, 2002.

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

The Statement of Cash Flows, for the six-month period ended June 30, 2002, indicates a decrease in cash and cash equivalents of $1.2 million. Cash was provided from proceeds from sales of mortgage loans of $26.6 million, proceeds from sales, maturities, and repayments of available for sale and held to maturity securities of $8.3 million, and a net increase in deposits of $8.8 million. Cash was used during the period for the origination of loans held for sale of $24.6 million, the purchase of available for sale investments of $23.3 million, and the purchase of held to maturity investment of $2.0 million. Cash dividends paid during the six-month period ended June 30, 2002 totaled $832,000. Cash and cash equivalents totaled $21.4 million at June 30, 2002, a decrease of $1.2 million from $22.6 million at December 31, 2001.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS

The following schedule presents the non-performing assets for the last five quarters:

                                                            Jun      Mar      Dec      Sept     Jun
                                                            2002     2002     2001     2001     2001
                                                           ------   ------   ------   ------   ------
                                                                      (dollars in thousands)
Non-performing and restructured loans
  Loans past due 90 days or more                           $   52   $   27   $   69   $   49   $   32
  Non-accrual loans                                         3,547    3,862    3,958    2,640    2,621
  Restructured loans                                          463        -        -        -        -
                                                           ------   ------   ------   ------   ------

    Total non-performing
      and restructured loans                                4,062    3,889    4,027    2,689    2,653
                                                           ------   ------   ------   ------   ------

Other non-performing assets
  Other real estate owned                                     251      335      216      193        -
  Repossessed assets                                           94       37       22       46       77
                                                           ------   ------   ------   ------   ------

    Total other non-performing assets                         345      372      238      239       77
                                                           ------   ------   ------   ------   ------

Total non-performing assets                                $4,407   $4,261   $4,265   $2,928   $2,730
                                                           ======   ======   ======   ======   ======

           Non-performing and restructured loans
           as a percentage of total loans(1)                 1.72 %   1.60 %   1.67 %   1.12 %   1.11 %

           Non-performing assets and
           restructured loans as a
           percentage of total loans
           and other non-performing
           Assets and restructured loans(1)                  1.87 %   1.76 %   1.77 %   1.22 %   1.14 %

(1) Excludes loans held for sale.

The allowance for loan losses at June 30, 2002 totaled $3,123,000 or 1.32% of total loans (including loans held for sale) as compared to $2,766,000 or 1.13% at December 31, 2001. Provisions for loan losses were $611,000 and $210,000 for the six-month periods ended June 30, 2002 and 2001. Based on the Bank's methodology for evaluating the level of the loan loss allowance, growth in the loan portfolio over the past two years, and the uncertainties in the current economic and financial markets; management felt it prudent to further bolster the allowance in 2002. This action not only enhances financial strength and stability in the current environment, but for subsequent periods as well.

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

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At June 30, 2002, the Company had nonaccrual loans of $3,547,000. Impaired loans at June 30, 2002 were $3,758,000, of which, $3,295,000 were also classified as nonaccrual. The average balance in 2002 of impaired loans was $3,669,000. Impaired loans had a related allowance allocation of $652,000 and income recognized in 2002 for impaired loans totaled $78,000.

Impaired loans at June 30, 2002 were comprised principally of two borrowers. These borrowers accounted for $2.4 million of total impaired loans. One credit, totaling $1.6 million, was classified as impaired during the fourth quarter of 2001 as a result of the borrower's deteriorating financial condition. The Company recently received this borrower's bankruptcy notification.

The second largest borrower within the impaired loan accounts, with a balance of $801,000, pertains to a participated loan for a dairy operation. The Company was cross-collateralized on cattle, feed, and real estate, including facilities. In 1999, the Bank recorded a $300,000 charge off pertaining to the cattle portion of the loan. The borrower has subsequently filed for bankruptcy relief, and the Company continues foreclosure proceedings on the real estate portion of the loan through the bankruptcy courts. An additional $100,000 charge off was recorded in 2000. As a result of prudent collateral valuation, the Company recorded an additional $190,000 charge off in the fourth quarter of 2001. Management will continue its collateral valuations until final resolution of the matter which may result in additional chargeoffs. Although the Company originally anticipated possession of the real estate in 2001, it now appears that possession will occur in the fourth quarter of 2002.

Management does not consider any of the remaining non-performing loans to pose any significant risk to the capital position or future earnings of the Company.

Management believes none of the non-performing assets, including other real estate owned, at June 30, 2002, pose any significant risk to the operations, liquidity or capital position of the Company.

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

At June 30, 2002, the Company had a cumulative negative gap of $44.1 million at the one-year horizon. The gap analysis indicates that if interest rates were to rise 100 basis points (1.00%), the Company's net interest income would decline at the one-year horizon because the Company's rate sensitive liabilities would reprice faster than rate sensitive assets. Conversely, if rates were to fall 100 basis points, the Company would earn more in net interest income.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decreases of + or- 300 basis points (or 3.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the new interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 300 basis point overnight decrease in interest rates, the Company would experience a potential $2,293,000 or 17.9% decline in net interest income. If rates were to increase 300 basis points, the analysis indicates that the Company's net interest income would increase $813,000 or 6.3%. It is important to note, however, that this exercise would be of a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities which in turn will effect the net interest income. It is important to note; however, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

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

                            CLASS I Directors:
                            ------------------

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

       3(ii) By - laws filed on March 6, 1992 as Exhibit 3(ii) to Registration Statement on Form S-4 (No.33-46164) and incorporated herein by reference.

        4       N/A

       10       N/A

       11       N/A

       15       N/A

       18       N/A

       19       N/A

       22       N/A

       23       N/A

       24       N/A

       99.0 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.1     Independent Auditor's Review

        (b) Reports on Form 8-K
            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Slippery Rock Financial Corporation
        (Registrant)



Date:  August 7, 2002                                By:/s/ William C. Sonntag
      --------------------                             ----------------------
                                                       William C. Sonntag
                                                       President & CEO



Date:  August 7, 2002                                By: /s/ Mark A. Volponi
      --------------------                             --------------------
                                                       Mark A. Volponi
                                                       Treasurer