Form 10-Q
period 2002-09-30
SLIPPERY ROCK FINANCIAL CORP
filed 2002-11-15
CIK 884782

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. YES   X   NO _____
                                      -----

As of November 1, 2002, there were 2,776,504 shares outstanding of the issuer's class of common stock.

                       Slippery Rock Financial Corporation
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

Part I       Financial Information                                                     Page
             Item 1.      Financial Statements (unaudited)

                          Consolidated Balance Sheet, September 30, 2002
                          and December 31, 2001                                          3

                          Consolidated Statements of Income Three months ended
                          September 30, 2002 and 2001 and Nine months ended
                          September 30, 2002 and 2001                                    4

                          Consolidated Statement of Comprehensive Income
                          Three months ended September 30, 2002 and 2001 and
                          Nine months ended September 30, 2002 and 2001                  5

                          Consolidated Statement of Changes in
                          Stockholders' Equity, Nine months ended
                          September 30, 2002 and 2001                                    6

                          Consolidated Statement of Cash Flows
                          Nine months ended September 30, 2002 and 2001                  7

                          Notes to Consolidated Financial Statements                   8-9

             Item 2.      Management's Discussion and Analysis of
                          Financial Condition and Results of Operations              10-16

             Item 3.      Quantitative and Qualitative Disclosures
                          About Market Risk                                          17-18

             Item 4.      Controls and Procedures                                       18

Part II      Other Information

             Item 1.      Legal Proceedings                                             18

             Item 2.      Changes in Securities and Use of Proceeds                     18

             Item 3.      Defaults upon Senior Securities                               18

             Item 4.      Submission of Matters to a Vote of Security Holders           18

             Item 5.      Other Information                                             18

             Item 6.      Exhibits and Reports of Form 8-K                              19

             Signatures                                                                 20

               Slippery Rock Financial Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEET
                             (Unaudited - $ in 000)

                                                              September 30, December 31,
                                                                  2002         2001
                                                              ------------- ------------
ASSETS
  Cash and due from banks                                        $  17,647   $  14,903
  Interest-bearing deposits in other banks                             132           -
  Federal funds sold                                                13,100       7,700
  Mortgage loans held for sale                                       1,841       3,514
  Investment securities:
     Available for sale                                             66,395      44,217
     Held to maturity (market value $2,915 and $1,129)               2,899       1,118
  Loans                                                            234,388     240,786
  Less allowance for loan losses                                     3,172       2,766
                                                                 ---------   ---------
        Net loans                                                  231,216     238,020

  Premises and equipment                                             7,479       7,518
  Accrued interest and other assets                                  7,231       7,045
                                                                 ---------   ---------

        Total assets                                             $ 347,940   $ 324,035
                                                                 =========   =========

LIABILITIES
  Deposits:
    Noninterest-bearing demand                                   $  47,798   $  42,211
    Interest-bearing demand                                         36,449      28,226
    Savings                                                         58,373      39,589
    Money market                                                    26,799      22,614
    Time                                                           115,290     129,255
                                                                 ---------   ---------

          Total deposits                                           284,709     261,895

Other borrowings                                                    30,198      30,260
Accrued interest and other liabilities                               1,278       1,901
                                                                 ---------   ---------

          Total liabilities                                        316,185     294,056
                                                                 ---------   ---------

STOCKHOLDERS' EQUITY
  Common stock (par value $0.25; 12,000,000 shares authorized;
     2,776,216 and 2,772,874 shares issued and outstanding)            694         693
  Capital surplus                                                   10,652      10,601
  Retained earnings                                                 19,458      18,731
  Accumulated other comprehensive income (loss)                        951         (46)
                                                                 ---------   ---------

          Total stockholders' equity                                31,755      29,979
                                                                 ---------   ---------

          Total liabilities and stockholders' equity             $ 347,940   $ 324,035
                                                                 =========   =========

See accompanying notes to the unaudited consolidated financial statements

               Slippery Rock Financial Corporation and Subsidiary
                        CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited - $ in 000 except per share amounts)

                                                                          Three Months Ended                Nine Months Ended
                                                                             September 30,                     September 30,
                                                                         2002            2001             2002               2001
                                                                     ----------------------------      -----------------------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                         $     4,278      $     5,075      $    13,358       $    15,312
  Interest-bearing deposits in other banks                                     1                1                2                 2
  Federal funds sold                                                          57              157              147               709
  Interest and dividends on investment securities:
     Taxable interest                                                        592              230            1,451               513
     Tax-exempt interest                                                     153              219              479               616
     Dividends                                                                14               28               48                83
                                                                     -----------      -----------      -----------       -----------
                 Total interest and dividend income                        5,095            5,710           15,485            17,235
INTEREST EXPENSE
  Deposits                                                                 1,699            2,459            5,232             7,596
  Other borrowings                                                           395              397            1,173             1,231
                                                                     -----------      -----------      -----------       -----------
                 Total interest expense                                    2,094            2,856            6,405             8,827
                                                                     -----------      -----------      -----------       -----------
NET INTEREST INCOME                                                        3,001            2,854            9,080             8,408
Provision for loan losses                                                    150              105              761               315
                                                                     -----------      -----------      -----------       -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                          2,851            2,749            8,319             8,093

OTHER INCOME
  Service charges on deposit accounts                                        235              261              716               726
  Trust department income                                                     20               21              103               126
  Net investment securities gains (losses)                                     -               37               (7)               37
  Net gains on loan sales                                                    177              294              420               488
  Interchange fee income                                                      69               61              201               177
  Other income                                                               123              178              358               506
                                                                     -----------      -----------      -----------       -----------
                 Total other income                                          624              852            1,791             2,060
OTHER EXPENSE
  Salaries and employee benefits                                           1,264            1,098            3,661             3,146
  Occupancy expense                                                          176              166              521               483
  Equipment expense                                                          245              191              684               595
  Data processing expense                                                     81               97              257               258
  Stationery, printing, and supplies                                          60               51              159               161
  Pennsylvania shares tax                                                     77               69              218               202
  Other expense                                                              737              495            1,838             1,461
                                                                     -----------      -----------      -----------       -----------
                 Total other expense                                       2,640            2,167            7,338             6,306
                                                                     -----------      -----------      -----------       -----------

Income before income taxes                                                   835            1,434            2,772             3,847
Income tax expense                                                           238              434              793             1,148
                                                                     -----------      -----------      -----------       -----------

NET INCOME                                                           $       597      $     1,000      $     1,979       $     2,699
                                                                     ===========      ===========      ===========       ===========

PER SHARE DATA
      Average shares for the period, Basic                             2,776,163        2,769,671        2,775,734         2,769,489
      Average shares for the period, Diluted                           2,780,089        2,777,297        2,780,541         2,772,031
      Earnings per share, Basic                                      $      0.21      $      0.36      $      0.71       $      0.97
      Earnings per share, Diluted                                    $      0.21      $      0.36      $      0.71       $      0.97
      Dividends paid                                                 $      0.15      $      0.14      $      0.45       $      0.40

See accompanying notes to the unaudited consolidated financial statements

               Slippery Rock Financial Corporation and Subsidiary
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Unaudited - $ in 000)

                                                                             Three Months Ended        Nine Months Ended
                                                                                September 30,             September 30,
                                                                              2002        2001         2002         2001
                                                                            ---------    -------     --------     --------
Net income                                                                   $   597     $ 1,000      $ 1,979     $ 2,699

Other comprehensive income:
     Unrealized gains on available for sale securities                           621         546        1,504         675
     Reclassification adjustment for (gains) losses included in net income         -         (37)           7         (37)
                                                                             -------     -------      -------     -------

Other comprehensive income before tax                                            621         509        1,511         638

Income tax expense related to other comprehensive income                         211         173          514         217
                                                                             -------     -------      -------     -------

Other comprehensive income, net of tax                                           410         336          997         421
                                                                             -------     -------      -------     -------

Comprehensive income                                                         $ 1,007     $ 1,336      $ 2,976     $ 3,120
                                                                             =======     =======      =======     =======

 See accompanying notes to the unaudited consolidated financial statements

               Slippery Rock Financial Corporation and Subsidiary
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Unaudited - $ in 000)

                                                                                                  Accumulated
                                                                                                     Other
                                                  Common         Capital         Retained        Comprehensive
                                                  Stock          Surplus         Earnings        Income (Loss)       Total
                                           -----------------------------------------------------------------------------------
  Balance, December 31, 2001                   $       693    $     10,601     $     18,731    $           (46)  $      29,979

  Net Income                                                                          1,979                              1,979
  Net unrealized gain on
        available for sale securities                                                                      997             997
  Stock options exercised                                1              51               (3)                                49
  Cash dividends ($0.45 per share)                                                   (1,249)                            (1,249)
                                           -----------------------------------------------------------------------------------
  Balance, September 30, 2002                  $       694    $     10,652     $     19,458    $           951   $      31,755
                                           ===================================================================================

See accompanying notes to the unaudited consolidated financial statements

               Slippery Rock Financial Corporation and Subsidiary
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited - $ in 000)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                            2002        2001
                                                                          --------    --------
OPERATING ACTIVITIES
     Net income                                                           $  1,979    $  2,699
     Adjustments to reconcile net income to
        net cash provided by operating activities:
       Provision for loan losses                                               761         315
       Depreciation,amortization and accretion of investment securities        639         577
       Originations of mortgage loans held for sale                        (29,525)    (18,618)
       Proceeds from sales of mortgage loans                                31,306      18,762
       Net gains on loan sales                                                (420)       (488)
       Net investment security (gains) losses                                    7         (37)
       Decrease in accrued interest receivable                                  31          36
       Increase (decrease) in accrued interest payable                        (552)        203
       Other, net                                                             (248)        (33)
                                                                          --------    --------
         Net cash provided by operating activities                           3,978       3,416
                                                                          --------    --------

INVESTING ACTIVITIES
  Investment securities available for sale:
    Proceeds from sales                                                      2,195       4,539
    Proceeds from maturities and repayments                                  9,428       1,941
    Purchases                                                              (32,353)    (22,896)
  Investment securities held to maturity:
    Proceeds from maturities and repayments                                  2,218       1,040
    Purchases                                                               (4,000)          -
  Decrease (Increase) in loans, net                                          5,840     (15,851)
  Purchases of premises and equipment                                         (580)     (1,228)
  Proceeds from loan sales                                                       -       6,428
                                                                          --------    --------
         Net cash used for investing activities                            (17,252)    (26,027)
                                                                          --------    --------

FINANCING ACTIVITIES
  Increase in deposits, net                                                 22,813      38,872
  Decrease in short term borrowings                                              -     (30,000)
  Proceeds from other borrowings                                                 -      30,000
  Payments on other borrowings                                                 (62)        (56)
  Proceeds from stock options exercised                                         48           7
  Cash dividends paid                                                       (1,249)     (1,108)
                                                                          --------    --------
         Net cash provided by financing activities                          21,550      37,715
                                                                          --------    --------

         Increase in cash and cash equivalents                               8,276      15,104

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            22,603      12,642
                                                                          --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 30,879    $ 27,746
                                                                          ========    ========

Cash payments for interest                                                $  6,957    $  8,624
Cash payments for income taxes                                            $    816    $  1,145

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

NOTE 2 - EARNINGS PER SHARE
There were no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

                                     Three Months Ended   Three Months Ended   Nine Months Ended    Nine Months Ended
                                     September 30, 2002   September 30, 2001   September 30, 2002   September 30, 2001
Weighted-average common shares
outstanding used to calculate basic
earnings per share                        2,776,163           2,769,671             2,775,734            2,769,489

Additional common stock equivalents
(stock options) used to calculate
diluted earnings per share                    3,926               7,626                 4,807                2,542
                                          ---------           ---------             ---------            ---------

Weighted-average common shares and
common stock equivalents used to
calculate diluted earnings per share      2,780,089           2,777,297             2,780,541            2,772,031
                                          =========           =========             =========            =========

Options to purchase 39,050 shares of common stock at prices from $18.50 to $19.30 were outstanding for the periods ended September 30, 2002 and 2001, respectively, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS
On October 1, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 147, Acquisitions of Certain Financial Institutions, which amends FAS No.72 and No.144 and FAS Interpretation No.9. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. The new requirement changes the accounting for goodwill from an amortization approach to an impairment-only approach as of the effective date that FAS No. 142 was adopted, which in Slippery Rock Financial Corporation's case was January 1, 2002. As a result of complying with FAS No. 147, the company is required to restate earnings for the first and second fiscal quarters of 2002. The following table details the changes on net income and earnings per share as a result of this restatement:

                             Three Months Ended           Three Months Ended             Six Months Ended
                                March 31, 2002               June 30, 2002                June 30, 2002

                           Previously        As        Previously        As         Previously         As
                            Reported      Restated      Reported      Restated       Reported       Restated
                          ------------  ------------  ------------  ------------  --------------  --------------
Net Income                 $   599,000   $   616,000   $   749,000   $   766,000   $   1,348,000   $   1,382,000

Earnings Per Share         $      0.22   $      0.22   $      0.27   $      0.28   $        0.49   $        0.50

NOTE 4 - RECLASSIFICATION OF COMPARATIVE AMOUNTS
Certain comparative amounts for the prior periods have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or stockholders' equity.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS
In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The new statement takes effect for fiscal years beginning after June 15, 2002. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company `s financial statements.

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

On October 1, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 147, Acquisitions of Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. Upon adoption of this statement, the Company ceased the amortization of $1,013,197 in goodwill associated with branch acquisitions. The Company will continue to review the remaining goodwill on an annual basis for impairment. However, $130,421 in core deposit intangible will continue to be amortized and reviewed for impairment in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Comparison of the Three Months Ended September 30, 2002 and 2001

Total interest income of $5,095,000 for the three-month period ended September 30, 2002 compared to $5,710,000 for the same three-month period in 2001, a decrease of $615,000 or 10.8%. The overall decrease in total interest income is attributed principally to a decrease in interest and fees on loans of $797,000 or 15.7%. This is partially offset by an increase in taxable interest income from investments of $362,000. Income from interest and fees on loans decreased due to a decrease in yields within the loan portfolio. The tax equivalent yield on interest earning assets fell from 8.07% at September 30, 2001 to 6.89% at September 30, 2002. As a result of the Federal Reserve Board's action to manage interest rates in the U.S. economy, interest rates were decreased eleven times in 2001. Prime rate, the rate at which banks lend funds to their best commercial customers, was at 4.75% at September 30, 2002. This is 1.25% lower than the prime rate of 6.00% at September 30, 2001. As interest rates fell, the Bank's variable rate earning assets repriced downward, and continue to do so, while new loans with lower yields are being added to the portfolio.

Although the tax equivalent yield on earning assets decreased during the three-month period ended September 30, 2002, the average volume of loans increased. Average gross loans, including loans available for sale, at September 30, 2002 were $241.1 million, an increase of $1.3 million or 0.5% from $239.8 million at September 30, 2001. Virtually all major segments within the loan portfolio reflected net increases in average balances from September 30, 2001. The most significant growth occurred within the dealer, commercial, and commercial real estate segments. Average dealer loans increased $2.1 million or 13.7%, average commercial loans increased $1.5 million or 7.0%, and average commercial real estate loans increased $1.1 million or 1.6%. These increases were partially offset by decreases of $2.0 million in student loans and $1.2 million in real estate mortgages. The increase within the average loan portfolio was brought about by general market activity.

Taxable investment interest income increased due to an increase in volume within the investment portfolio. Average total investments were $66.9 million at September 30, 2002, an increase of $14.3 million from $52.6 million at September 30, 2001.

Total interest expense of $2,094,000 for the three-month period ended September 30, 2002 represented a decrease of $762,000 from the $2,856,000 reported for the same three-month period in 2001. The change is comprised primarily of a decrease in interest expense on deposits of $760,000. Although average interest-bearing deposits increased $10.1 million, interest expense decreased for the period. This resulted from a general decline in the Bank's cost of funds. The Bank's cost of deposits decreased from 4.05% at September 30, 2001 to 2.80% at September 30, 2002. The Bank also saw a shift in consumer preference within the interest bearing deposits. Average time deposits decreased $14.4 million from September 30, 2001, while the average savings products increased $17.2 million or 52.0%. Due to the low interest rate environment, consumer preference has shifted towards the more liquid products and away from the fixed maturity products.

Net interest income of $3,001,000 for the three months ended September 30, 2002 compared to $2,854,000 for the same three-month period in 2001, an increase of $147,000.

The provision for loan losses for the three months ended September 30, 2002 was $150,000, an increase of $45,000 from September 30, 2001. Management felt the increase in the provision expense was warranted as a result of its normal quarterly analysis of loan loss reserve adequacy. The details of the analysis and methodology are discussed further under the Risk Elements section that follows.

Total other income for the three-month period ended September 30, 2002 of $624,000 compared to $852,000 for the three-month period ended September 30, 2001, a decrease of $228,000. This decrease consists primarily of a decrease in the gains on loan sales of $117,000 and a decrease in commission and fee income of $58,000.

Gains of $177,000 were recorded on the sale of $4.6 million of fixed rate, 1-4 family residential mortgages to the Federal Home Loan Mortgage Corporation ("Freddie Mac") for the three-month period ended September 30, 2002. For the three-month period ended September 30, 2001, $9.2 million of fixed rated, 1-4 family residential mortgages were sold resulting in a gain of $211,000. In the third quarter of 2001, there were also sales of the credit card portfolio of $662,000 and student loans of $5.7 million, which resulted in gains of $26,000 and $57,000, respectively.

Total other expense of $2,640,000 for the three months ended September 30, 2002 compared to $2,167,000 for the same three-month period in 2001. This represents an increase of $473,000 or 21.8%. The increase is primarily derived from an increase in salaries and employee benefits expense of $166,000 and an increase in other expense of $242,000. The increases in salaries and employee benefits resulted principally from additional personnel as well as an increase in the cost of employee benefits.

Other expense increased primarily due to $89,000 of legal and professional fees and $78,000 of miscellaneous expense. Of these expenses, $117,000 were related to professional fees associated with the OCC exam, and $24,000 are due to charges on a deposit account held at another bank. Partially offsetting these increases was a decrease in intangible amortization expense due to FASB Statement No. 147. The Company adopted FASB Statement No. 142 on January 1, 2002 and due to FASB Statement No. 147 is required to restate earnings to reflect the discontinuation of amortization of goodwill effective January 1, 2002 resulting in a benefit of $26,000 to the Company for the three months ended September 30, 2002.

Net income for the three-month period ended September 30, 2002 was $597,000, a decrease of $403,000 from the $1,000,000 reported at September 30, 2001. Earnings per share for the three-month period ended September 30, 2002 were $0.21, a decrease of $0.15 from $0.36 per share earned during the same three-month period in 2001.

Comparison of the Nine Months Ended September 30, 2002 and 2001

Total interest income of $15.5 million for the nine-month period ended September 30, 2002 compared to $17.2 million for the same nine-month period in 2001, a decrease of $1.7 million or 10.2%. The overall decrease in total interest income is attributed principally to a decrease in interest and fees on loans of $2.0 million or 12.8%. Income from interest and fees on loans decreased due to a decrease in yields within the loan portfolio as discussed above.

Total interest expense of $6.4 million for the nine-month period ended September 30, 2002 represented a decrease of $2.4 million from the $8.8 million reported for the same nine-month period in 2001. The decrease in interest expense is comprised primarily of a decrease in interest expense on deposits of $2.3 million. The decrease in interest expense on deposits was due to a general decline in the Bank's cost of funds.

Net interest income of $9.1 million for the nine months ended September 30, 2002 compared to $8.4 million for the same nine-month period in 2001, an increase of $672,000.

The provision for loan losses for the nine months ended September 30, 2002 was $761,000, an increase of $446,000 from September 30, 2001. Management felt the increase in the provision expense was warranted as a result of its normal quarterly analysis of loan loss reserve adequacy. The details of the analysis and methodology are discussed further under the Risk Elements section that follows.

Total other income for the nine-month period ended September 30, 2002 of $1.8 million compared to $2.1 million for the nine-month period ended September 30, 2001, a decrease of $269,000. The decrease is primarily due to a decrease in other income of $148,000, net gains on loan sales of $68,000, and net gains (losses) on the sale of investment securities of $44,000. Other income decreased primarily due to a decrease in volume-based fees and to a decrease in insurance commissions generated from the sale of life and disability insurance on loans.

Gains of $420,000 were recorded on the sale of $31.2 million of fixed rate, 1-4 family residential mortgages to the Federal Home Loan Mortgage Corporation ("Freddie Mac") for the nine-month period ended September 30, 2002. For the nine-month period ended September 30, 2001, $18.6 million of fixed rated, 1-4 family residential mortgages were sold resulting in a gain of $405,000. In addition to the sale of mortgages, the Company also sold its credit card portfolio and a portion of its student loans as discussed above.

Total other expense of $7.3 million for the nine months ended September 30, 2002 compared to $6.3 million for the same nine-month period in 2001. This represented an increase of $1.0 million or 14.6%. The increase is primarily derived from an increase in salaries and employee benefits expense of $515,000 and an increase in other expense of $377,000. The increases in salaries and employee benefits resulted principally from additional personnel as well as an increase in the cost of employee benefits.

The increase in other expense is primarily due to an increase in legal and professional fees of $138,000, collection expense of $88,000, and contributions expense of $50,000. Collection expense increased due to increased legal costs associated with various delinquency and foreclosure activities. Legal and professional fees increased due to various projects that the Bank is currently involved in, including the examination as discussed earlier, and are expected to remain higher throughout the remainder of the year 2002. Contribution expense has increased due to the Bank's contribution to a local community redevelopment project. These increases were partially offset by a decrease in loan servicing fees of $41,000. Loan servicing fees decreased due to the lower volume of student loans being serviced by a third party. A reduction of $78,000 was also seen in intangible amortization related to FASB Statement No. 147 as discussed earlier.

Net income for the nine-month period ended September 30, 2002 was $2.0 million, a decrease of $720,000 from the $2.7 million reported at September 30, 2001. Earnings per share for the nine-month period ended September 30, 2002 were $0.71, a decrease of $0.26 from $0.97 per share earned during the same nine-month period in 2001.

Financial Condition

Total assets increased $23.9 million or 7.4% from $324.0 million at December 31, 2001 to $347.9 million at September 30, 2002. The increase in total assets is due to an increase in available for sale investment securities of $22.2 million. Total gross loans (including loans available for sale) decreased $8.1 million from December 31, 2001. The most significant decrease within the loan portfolio occurred within the residential real estate loans, which decreased $5.2 million. The sale of fixed rate mortgages to the Federal Home Loan Mortgage Corporation was the major contributor of this decrease. For the nine months ended September 30, 2002, the Company sold $31.2 million of fixed rate mortgages, which compared to sales of $25.2 million for the entire year of 2001. The increase in the volume of sold loans can be attributed to an all time low in interest rates, which has resulted in an increase in the demand for mortgage loans especially refinances.

Total deposits of $284.7 million at September 30, 2002 represented an increase of $22.8 million or 8.7% from $261.9 million at December 31, 2001. With the exception of time certificates, all deposit products had net increases during the period. The most significant increase was within savings accounts, which increased $18.8 million, followed by increases of $8.2 million in interest-bearing demand, $5.6 million in noninterest-bearing demand, and $4.2 million in money market accounts. With the recent decline in the economy and interest rates, many customers are taking advantage of savings products like the "Classic Plus Savings" product, which pays an attractive market rate while fulfilling customer liquidity needs. Classic Plus Savings had a balance of $31.5 million at September 30, 2002 an increase of $12.2 million from December 31, 2001.

At September 30, 2002, the Company serviced approximately $78.6 million in sold fixed rate mortgages. Sales of fixed rate mortgages for the nine-month period ended September 30, 2002 totaled $31.2 million with net gains of $420,000. Management does anticipate future sales of fixed rate mortgages; however, the extent to which the Company participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Company and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

At September 30, 2002, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at September 30, 2002:


                                        Actual         Minimum       Well
                               --------------------
                                 Amount      Ratio      Ratio      Capitalized
                               --------------------   ---------   -------------

Tier 1 risk - based capital    $   29,586    12.93%      4.00%        6.00%

Total risk - based capital         32,451    14.18       8.00        10.00

Leverage capital                   29,586     8.73       4.00         5.00

As the above table illustrates, the Company exceeds both the minimum and well-capitalized regulatory capital requirements at September 30, 2002.

     On October 18, 2002, the Company announced that its subsidiary bank had entered into an agreement with the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC"). The agreement is designed to evaluate and enhance certain areas of the Bank's operations, including management, credit administration, audit, information technology and regulatory compliance. There are no stipulations that limit or restrict the Bank's ability to pay dividends or require the Bank to increase its capital position. The Company does anticipate incurring additional operating expenses in connection with complying with the agreement. Potentially impacted areas would include: staffing levels, legal and consulting fees and higher deposit insurance premiums.

A copy of the agreement is included as an exhibit to a Form 8-K filed by Slippery Rock Financial Corporation on October 18, 2002.

LIQUIDITY

The principal functions of the Company's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. Management evaluates the Company's liquidity position over 30 day, 60 day, and 90+ day time horizons. The analysis not only identifies liquidity within the balance sheet, but off balance sheet as well. It identifies anticipated sources and uses of funds as well as potential sources and uses. Anticipated needs would include liquidity for credit demand, commitments to purchase assets, and anticipated deposit decreases. Anticipated sources would include cash (net of reserve requirements), maturing investment securities, daily fed funds sold, anticipated deposit increases, and the repayment of loans. Potential uses would include unfunded loan commitments available on lines of credit. Potential sources would include borrowing capacity available to the Company through the Federal Home Loan Bank ("FHLB"). At September 30, 2002, for the 30-day horizon, the Company had a net anticipated funding position of 5.8% of total assets. This ratio was 3.5% as of December 31, 2001. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the loans to deposits ratio. The loans (including loans held for sale) to deposits ratio was 82.9% at September 30, 2002 as compared to 93.2% at December 31, 2001 and 92.2% at September 30, 2001.

The Company's liquidity plan allows for the use of long-term advances or short-term lines of credit with the FHLB as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At September 30, 2002, the Company continued to have three such matched funding loans outstanding totaling $143,000.

The Company continues to also have short-term borrowing availability through FHLB "RepoPlus" advances. "RepoPlus" advances are short-term borrowings maturing within one year, bearing a fixed rate of interest and subject to prepayment penalty. At September 30, 2002 and 2001, the Company had no "RepoPlus" advances outstanding. The Company's remaining borrowing capacity with FHLB was $86.6 million at September 30, 2002.

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

The Statement of Cash Flows, for the nine-month period ended September 30, 2002, indicates an increase in cash and cash equivalents of $8.3 million. Cash was provided from proceeds from sales of mortgage loans of $31.3 million, proceeds from sales, maturities, and repayments of available for sale and held to maturity securities of $13.8 million, and a net increase in deposits of $22.8 million. Cash was used during the period for the origination of loans held for sale of $29.5 million, the purchase of available for sale investments of $32.4 million, and the purchase of held to maturity investments of $4.0 million. Cash dividends paid during the nine-month period ended September 30, 2002 totaled $1,250,000. Cash and cash equivalents totaled $30.9 million at September 30, 2002, an increase of $8.3 million from $22.6 million at December 31, 2001.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS

The following schedule presents the non-performing assets for the last six quarters:

                                               Sept         Jun         Mar         Dec          Sept        Jun
                                               2002        2002        2002         2001         2001        2001
                                            ----------  ----------  -----------  ----------   ---------   ---------
                                                                   (dollars in thousands)
Non-performing and restructured loans
  Loans past due 90 days or more             $     31    $     52    $     27     $     69    $      49   $      32
  Non-accrual loans                             5,297       5,270       5,586        5,915        4,586       4,745
  Restructured loans                              467         463           -            -            -           -
                                             --------    --------    --------     ---------   ---------   ---------

    Total non-performing
     and restructured loans                     5,795       5,785       5,613        5,984        4,635       4,777
                                             --------    --------    --------     --------     --------   ---------

Other non-performing assets
  Other real estate owned                         456         251         335          216          193           -
  Repossessed assets                               83          94          37           22           46          77
                                             --------    --------    --------     --------    ---------   ---------

    Total other non-performing assets             539         345         372          238          239          77
                                             --------    --------    --------     --------    ---------   ---------

Total non-performing assets                  $  6,334    $  6,130    $  5,985     $  6,222    $   4,874   $   4,854
                                             ========    ========    ========     ========    =========   =========

     Non-performing and restructured loans
     as a percentage of total loans(1)           2.47%       2.45%       2.32%        2.49%        1.93%       1.99%

     Non-performing assets and
     restructured loans as a
     percentage of total loans
     and other non-performing
     Assets and restructured loans(1)            2.70%       2.60%       2.47%        2.58%        2.02%       2.02%

(1) Excludes loans held for sale.

The non-performing schedule above reflects increases in non-accrual loans, from previously reported filings, of approximately $1.7 million for each of the periods ended 2002 and for increases of approximately $1.9 million for each of the periods ended 2001. The increases resulted principally as a result of recent regulatory examination for four specific loan credits involving three customer relationships. Perceived regulatory concerns were raised for documentation and credit administration issues for these credits. Accordingly, management has complied with the regulatory mandate to place the four loans in non-accrual status. Although the loans have performed in the past and continue to perform in accordance with the contractual agreements, there has been deterioration of the financial strength and performance of the individuals and/or entities. Management has enhanced the Bank's collateral positions thereby further minimizing the risk of loss on these credits. Since the loans had no delinquency issues, income recorded on an accrual basis would approximate that recognized on a cash basis respective to the date of non-accrual for these particular credits. It is anticipated that three of the loans totaling $1.7 million will be placed back in accrual status subsequent to a six-month performance review period, which ends in December 2002.

The allowance for loan losses at September 30, 2002 totaled $3,172,000 or 1.34% of total loans (including loans held for sale) as compared to $2,766,000 or 1.13% at December 31, 2001. Provisions for loan losses were $761,000 and $315,000 for the nine-month periods ended September 30, 2002 and 2001. Based on the Bank's methodology for evaluating the level of the loan loss allowance, growth in the loan portfolio over the past two years, and the uncertainties in the current economic and financial markets; management felt it prudent to further bolster the allowance in 2002. This action not only enhances financial strength and stability in the current environment, but for subsequent periods as well.

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

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At September 30, 2002, the Company had nonaccrual loans of $5,297,000. Impaired loans at September 30, 2002 were $5,499,000, of which, $5,032,000 were also classified as nonaccrual. The average balance in 2002 of impaired loans was $5,449,000. Impaired loans had a related allowance allocation of $1,374,000 and income recognized in 2002 for impaired loans totaled $169,000.

Exclusive of the impaired loans identified from the recent regulatory exam, impaired loans at September 30, 2002 were comprised principally of two borrowers. These borrowers accounted for $2.4 million of total impaired loans. One credit, totaling $1.6 million, was classified as impaired during the fourth quarter of 2001 as a result of the borrower's deteriorating financial condition. The borrower has subsequently filed for bankruptcy relief.

The second largest borrower within the impaired loan accounts, exclusive of those identified during the regulatory exam, has a balance of $801,000 and pertains to a participated loan for a dairy operation. The Company was cross-collateralized on cattle, feed, and real estate, including facilities. In 1999, the Bank recorded a $300,000 charge off pertaining to the cattle portion of the loan. The borrower has subsequently filed for bankruptcy relief, and the Company continues foreclosure proceedings on the real estate portion of the loan through the bankruptcy courts. As a result of prudent collateral valuations subsequent to the original charge off, the Company has recorded charge offs of $100,000 and $190,000 in 2000 and 2001, respectively, resulting principally from valuations on the remaining feed stored on the property. Based on an evaluation performed in November 2002, the Company anticipates an additional $101,000 charge off in the fourth quarter of 2002. Management will continue its collateral valuations until final resolution of the matter, which may result in additional chargeoffs. The Company now anticipates possession of the real estate in 2003.

Management does not consider any of the remaining non-performing loans to pose any significant risk to the capital position or future earnings of the Company.

Management believes none of the non-performing assets, including other real estate owned, at September 30, 2002, pose any significant risk to the operations, liquidity or capital position of the Company.

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

At September 30, 2002, the Company had a cumulative negative gap of $44.5 million at the one-year horizon. The gap analysis indicates that if interest rates were to rise 100 basis points (1.00%), the Company's net interest income would decline at the one-year horizon because the Company's rate sensitive liabilities would reprice faster than rate sensitive assets. Conversely, if rates were to fall 100 basis points, the Company would earn more in net interest income.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decreases of + or- 300 basis points (or 3.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the new interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 300 basis point overnight decrease in interest rates, the Company would experience a potential $2,679,000 or 20.4% decline in net interest income. If rates were to increase 300 basis points, the analysis indicates that the Company's net interest income would increase $763,000 or 5.8%. It is important to note, however, that this exercise would be of a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities which in turn will effect the net interest income. It is important to note; however, that in gap analysis and simulation modeling not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

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

Item 4. Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

3(ii) By - laws filed on March 6, 1992 as Exhibit 3(ii) to Registration Statement on Form S-4 (No.33-46164) and incorporated herein by reference.

4       N/A

10      N/A

11      N/A

15      N/A

18      N/A

19      N/A

22      N/A

23      N/A

24      N/A

99.0    Independent Auditor's Review

99.1    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

99.2    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

        (b) Reports on Form 8-K - "Press Release, dated October 18, 2002, of Slippery Rock Financial Corporation" and "Agreement, dated October 15, 2002, between The First National Bank of Slippery Rock and the Office of the Comptroller of the Currency" filed October 18, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Slippery Rock Financial Corporation
             (Registrant)

Date:  November 14, 2002                             By:  /s/ William C. Sonntag
                                                          ----------------------
                                                     William C. Sonntag
                                                     President & CEO



Date:  November 14, 2002                             By:  /s/ Mark A. Volponi
                                                         -----------------------
                                                     Mark A. Volponi
                                                     Treasurer

                            SECTION 302 CERTIFICATION

I, William C. Sonntag, President and Chief Executive Officer of Slippery Rock Financial Corporation (the "Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Slippery Rock Financial Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                      /s/ William C. Sonntag
      -----------------                      --------------------------------

                                             President & Chief Executive Officer

                            SECTION 302 CERTIFICATION

I, Mark A. Volponi, Chief Financial Officer of Slippery Rock Financial Corporation (the "Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Slippery Rock Financial Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                                  /s/ Mark A. Volponi
      -----------------                                  -------------------

                                                         Chief Financial Officer