Form 10-K
period 2002-12-31
SLIPPERY ROCK FINANCIAL CORP
filed 2003-03-28
CIK 884782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___________________ to __________________

Commission File Number: 0-21720

SLIPPERY ROCK FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	25 – 1674381 (I.R.S. Employer Identification Number)

100 South Main Street Slippery Rock, Pennsylvania (Address of principal executive offices)	16057 – 1245 (Zip Code)

Registrant’s telephone number, including area code: (724) 794-2210

Securities registered pursuant to Section 12(b) of the Act: Not Applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.25 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price as of March 17, 2003, is $31,108,035.

The number of shares outstanding of the issuer’s Common Stock, as of March 14, 2003, was 2,776,809 shares of Common Stock, par value $0.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part II - Annual Report to Shareholders for Fiscal year Ended December 31, 2002

Part III - Proxy statement for the 2003 Annual Meeting of shareholders to be held April 15, 2003

Page 1 of 69 Pages with Exhibits
Page 1 of 16 Pages without Exhibits
Exhibit Index on Page 16

SLIPPERY ROCK FINANCIAL CORPORATION
FORM 10-K
Index

Signatures	11-13

Certifications	14-15

Index to Exhibits	16

SLIPPERY ROCK FINANCIAL CORPORATION
FORM 10K
Part I

Item 1.            Business

General

Slippery Rock Financial Corporation (“Company”) is a one bank holding company organized under the laws of the Commonwealth of Pennsylvania. In addition, the Company is registered with and supervised by the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The Company’s primary business is the holding of all of the outstanding common shares of its wholly owned subsidiary, The First National Bank of Slippery Rock. The Company’s primary source of income has been dividends paid by the Bank.

The Bank is nationally chartered and is a member of the Federal Reserve System. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC), up to regulatory limits, and is a full-service institution that offers various demand and time deposit products and originates secured and unsecured commercial, consumer and mortgage loans.

The Bank has two full service offices and a grocery store office located in Slippery Rock, Pennsylvania and one full service office in each of the following communities; Prospect, Portersville, Grove City, Harrisville, New Wilmington, and Hickory Township, Pennsylvania. The Bank’s Wealth Management Group operates from a separate freestanding facility, which also is located in Slippery Rock. In addition to its retail locations, the Bank has an operations center located in Slippery Rock Township.

Supervision and Regulation

The Company is subject to the jurisdiction of the Securities and Exchange Commission (“SEC”). In addition, Slippery Rock Financial Corporation is also subject to the provisions of the Bank Holding Company Act of 1956 as amended (“Bank Holding Company Act”) and to the supervision of the Federal Reserve Board. The Bank Holding Company Act requires Slippery Rock Financial Corporation to receive prior approval of the Federal Reserve Board before it owns or controls more than 5% of the voting shares of any financial institution.

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

The Company follows the guidelines of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”). Under the Interstate Banking Act, the Federal Reserve Board, subsequent to analytical review, may approve an application by the Company to acquire all or substantially all of the assets of a bank located outside of the Commonwealth of Pennsylvania regardless of whether such a transaction is prohibited under the law of any state. In addition, the Interstate Banking Act provides that federal supervisory agencies may approve a merger of the Bank with another bank located in a different state or the establishment of a new branch office either by acquisition or “de novo” unless the Commonwealth of Pennsylvania enacts legislation prior to that date which specifically allows or prohibits a merger with a financial institution in another state. Management currently has no plans to engage in interstate banking activities.

Financial Services Modernization Act of 1999

The Company follows the guidelines of the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) which permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wished to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Financial Services Modernization Act defines “financial in nature” to include:

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

History and Business - Bank

The Bank’s headquarters are located at 100 South Main Street, Slippery Rock, Pennsylvania 16057. The Bank had total assets, total liabilities, and total equity of $337,523,000, $305,746,000 and $31,777,000 respectively at December 31, 2002.

The Bank is a full service financial institution, whose products and services include the accepting of time and demand deposits, and the origination of secured and unsecured commercial, mortgage and consumer loans. In addition to these services, the Bank also has a full service trust division that not only offers traditional trust services, but the sale of mutual funds and annuities as well. The Bank’s business is not seasonal in nature.

At December 31, 2002, the Bank had 126 full-time employees and 29 part-time employees.

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

Item 2.             Properties

The Bank has a full service drive through branch facility in addition to the Main banking facility in Slippery Rock, Pennsylvania, as well as one full service branch facility each in the communities of Prospect, Portersville, Harrisville, New Wilmington, and Grove City, Pennsylvania. In October 2000, the Bank opened its first grocery store branch in Slippery Rock. The bank opened the Laurel office, its second branch in Lawrence County, Pennsylvania, in January 2001. The Bank also has an operations center located in Slippery Rock Township. In addition, in 1998, the Bank moved its Wealth Management Group to a freestanding facility in Slippery Rock. With the exception of the grocery store branch, the Bank owns all of its facilities, and is subject to real estate mortgage obligations at its New Wilmington and Laurel locations, the details of which can be found in note 11 of the notes to financial statements on page 19 of the Company’s 2002 annual report.

Slippery Rock Financial Corporation’s headquarters are located at the Bank’s Main office facility at 100 South Main Street, Slippery Rock, Pennsylvania, 16057. The Company pays no rent or other form of consideration for the use of the facility as its corporate headquarters.

Item 3.             Legal Proceedings

(Not Applicable)

Item 4.             Submission of Matters to a Vote of Security Holders

(Not Applicable)

Part II

Item 5.             Market for Registrant’s Common Equity and Related Stockholder Matters

The information required by this Item pertaining to Market for Common Equity and Related Stockholder Matters is included in the Company’s 2002 Annual Report on pages 48 and 49, and is incorporated herein by reference.

The following is a table showing securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	165,250	$15.69	106,750

Equity compensation plans not approved by security holders	—	—	—

Total	165,250	$15.69	106,750

Item 6.             Selected Financial Data

The information required by this Item pertaining to Selected Financial Data is included in the Company’s 2002 Annual Report on page 1, and is incorporated herein by reference.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item pertaining to Management’s Discussion and Analysis of Financial Condition and Results of Operations is included in the Company’s 2002 Annual Report on pages 29 through 49, and is incorporated herein by reference.

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

One of the principal functions of the Company’s asset/liability management program is to monitor the level to which the balance sheet is subject to interest rate risk. The goal of the asset/liability program is to manage the relationship between interest rate sensitive assets and liabilities, thereby minimizing the fluctuations in the net interest margin, which achieves consistent growth of net interest income during periods of changing interest rates.

Interest rate sensitivity is the result of differences in the amounts and repricing dates of a Company’s rate sensitive assets and rate sensitive liabilities. These differences, or interest rate repricing “gap”, provide an indication of the extent that the Company’s net interest income is affected by future changes in interest rates. During a period of rising interest rates, a positive gap, a position of more rate sensitive assets than rate sensitive liabilities, is desired. During a falling interest rate environment, a negative gap is desired, that is, a position in which rate sensitive liabilities exceed rate sensitive assets.

At December 31, 2002, the Company had a cumulative negative gap of $38.3 million at the one-year horizon. The gap analysis indicates that if interest rates were to rise 100 basis points (1.00%), the Company’s net interest income would decline at the one-year horizon because the Company’s rate sensitive liabilities would reprice faster than rate sensitive assets. Conversely, if rates were to fall 100 basis points, the Company would earn more in net interest income.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments

The simulation also calculates net interest income based upon rate increases or decreases of + or – 300 basis points (or 3.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the new interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 300 basis point overnight decrease in interest rates, the Company would experience a potential $3.0 million or 24.2% decline in net interest income. If rates were to increase 300 basis points, the analysis indicates that the Company’s net interest income would increase $1.6 million or 12.6%. It is important to note, however, that this exercise would be of a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities, which in turn will effect the net interest income. As mentioned earlier, in gap analysis, as well as simulation analysis, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could affect forecasted results.

Much of the Company’s deposits have the ability to reprice immediately; however, deposit rates are not tied to an external index. As a result, although changing market interest rates impact repricing, the Company retains much of the control over repricing by determining itself the extent and timing of repricing of deposit products. In addition, the Company maintains a significant portion of its investment portfolio as available for sale securities and also has a significant variable rate loan portfolio, which is used to offset rate sensitive liabilities.

Changes in market interest rates can also affect the Company’s liquidity position through the impact rate changes may have on the market value of the available for sale portion of the investment portfolio. Increases in market rates can adversely impact the market values and therefore, make it more difficult for the Company to sell available for sale securities needed for general liquidity purposes without incurring a loss on the sale. This issue is addressed by the Company with the use of borrowings from the Federal Home Loan Bank (“FHLB”) and the selling of fixed rate mortgages as a source of liquidity to the Company.

The Company’s liquidity plan allows for the use of long-term advances or short-term lines of credit with the FHLB as a source of funds. Borrowing from FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest risk as well. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans.

In addition to borrowing from the FHLB as a source for liquidity, the Company also participates in the secondary mortgage market. Specifically, the Company sells fixed rate, residential real estate mortgages to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The sales to Freddie Mac not only provide an opportunity for the Company to remain competitive in the market place, by allowing it to offer a fixed rate mortgage product, but also provides an additional source of liquidity and an additional tool for management to limit interest rate risk exposure. The Company continues to service all loans sold to Freddie Mac.

Item 8.             Financial Statement and Supplementary Data

The Company’s consolidated financial statements and notes thereto contained in the 2002 Annual Report are filed as Exhibit 13 hereto and are incorporated in their entirety by reference under this item.

Annual Report

	-Page-
Consolidated Balance Sheet	3
Consolidated Statement of Income	4
Consolidated Statement of Changes in Stockholders’ equity	5
Consolidated Statement of Cash Flows	6
Notes to Consolidated Financial Statements	7	- 28

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(Not Applicable)

Part III

Item 10.           Directors and Executive Officers of the Registrant

The information required by this Item pertaining to directors of the Company is included in the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders on pages 4, 5, 6 and page 8 thereof, and is incorporated herein by reference

Item 11.           Executive Compensation

The information required by this Item is included in the 2003 Proxy Statement in the Executive Compensation section on pages 7 through 11 and 13 thereof, and is incorporated herein by reference.

Item 12.           Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is included in the 2003 Proxy Statement in the Voting Securities section on pages 2 and 3 thereof, and is incorporated herein by reference.

Item 13.           Certain Relationships and Related Transactions.

The information required by this Item is included in the 2003 Proxy Statement in the Transactions with Management section on page 14 thereof, and is incorporated herein by reference.

Item 14.           Controls and Procedures

Within the 90 days prior to the date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part IV.

Item 15.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents were filed as part of the Form 10-K:

(1) Financial Statements – The information required by this item is set forth in Part II, Item 8 of this Report.

(2) Financial Statement Schedules – N/A

(3) Exhibits required by Item 601 of Regulation S - K:

Exhibit Number

2          N/A

3 (i)     Articles of Incorporation filed on March 6, 1992 as Exhibit 3(i) to Registration Statement on Form S-4 (No. 33-46164) and incorporated herein by reference.

3(ii)    By-laws filed on March 6, 1992 as Exhibit 3(ii) to Registration Statement on Form S-4 (No. 33-46164) and incorporated herein by reference.

4          N/A

9          N/A

10       N/A

11       N/A

12       N/A

13       Annual Report to Shareholders for Fiscal Year Ended December 31, 2002 filed with the Commission on March 31, 2003 and incorporated herein by reference.

16       N/A

18       N/A

21       List of Subsidiaries

22       N/A

23       N/A

24       N/A

99.1    Notice of Annual Meeting, Proxy Statement and form of Proxy for Annual Meeting of Shareholders to be held on April 15, 2003 filed with the Commission on March 31, 2003 and incorporated herein by reference.

99.2    Accountant’s Opinion

99.3    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

99.4    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(b)       Reports on Form 8-K – “Press Release, dated October 18, 2002, of Slippery Rock Financial Corporation” and “Agreement, dated October 15, 2002, between The First National Bank of Slippery Rock and the Office of the Comptroller of the Currency” filed October 18, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Slippery Rock Financial Corporation

By:	/s/ WILLIAM C. SONNTAG

William C. Sonntag
President & CEO

Date: March 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MARK A. VOLPONI

Mark A. Volponi
Treasurer

Date: March 18, 2003

By:	/s/ DALE R. WIMER

Dale R. Wimer
Secretary

Date: March 18, 2003

Signatures (Continued)

By:	/s/ JOHN W. CONWAY

John W. Conway
Director

Date:  March 18, 2003

By:	/s/ GRADY W. COOPER

Grady W. Cooper
Director

Date:  March 18, 2003

By:	/s/ ROBERT M. GREENBERGER

Robert M. Greenberger
Director

Date:  March 18, 2003

By:	/s/ ROBERT E. GREGG

Robert E. Gregg
Director

Date:  March 18, 2003

By:	/s/ WILLIAM D. KINGERY

William D. Kingery
Director

Date:  March 18, 2003

By:	/s/ BRENDA K. MCBRIDE

Brenda K. McBride
Director

Date:  March 18, 2003

By:	/s/ SCOTT A. MCDOWELL

Scott A. McDowell
Director

Date:  March 18, 2003

Signatures (Continued)

By:	/s/ S.P. SNYDER

S. P. Snyder
Director

Date:  March 18, 2003

By:	/s/ WILLIAM C. SONNTAG

William C. Sonntag
Director

Date:  March 18, 2003

By:	/s/ CHARLES C. STOOPS, JR.

Charles C. Stoops, Jr.
Director

Date:  March 18, 2003

SECTION 302 CERTIFICATION

I, William C. Sonntag, President and Chief Executive Officer of Slippery Rock Financial Corporation (the “Company”), certify that:

1.         I have reviewed this annual report on Form 10-K of Slippery Rock Financial Corporation;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)      evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors:

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.         The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	/s/ WILLIAM C. SONNTAG

President & Chief Executive Officer

SECTION 302 CERTIFICATION

I, Mark A. Volponi, Chief Financial Officer of Slippery Rock Financial Corporation (the “Company”), certify that:

1.         I have reviewed this annual report on Form 10-K of Slippery Rock Financial Corporation;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors:

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.         The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	/s/ MARK A. VOLPONI

Chief Financial Officer

Index to Exhibits

Item Number	Description	Page

13	Annual Report of Shareholders	17-65

21	List of Subsidiaries	66

99.2	Report of Independent Auditors	67

99.3	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer	68

99.4	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer	69