Form 10-Q
period 2003-03-31
SLIPPERY ROCK FINANCIAL CORP
filed 2003-05-14
CIK 884782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file Number 0-21720

Slippery Rock Financial Corporation
(Exact Name of registrant as specified in its charter)

Pennsylvania	25-1674381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 South Main Street Slippery Rock, Pennsylvania	16057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (724) 794-2210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 13, 2003, there were 2,728,323 shares outstanding of the issuer’s class of common stock.

Slippery Rock Financial Corporation
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Slippery Rock Financial Corporation
CONSOLIDATED BALANCE SHEET
(Unaudited - $ in 000)

	March 31, 2003	December 31, 2002

ASSETS
Cash and due from banks	$21,617	$13,484
Interest-bearing deposits in other banks	140	—
Federal funds sold	9,500	—
Mortgage loans held for sale	1,861	1,417
Investment securities:
Available for sale	67,286	75,907
Held to maturity (market value $2,554 and $2,661)	2,545	2,646
Loans	221,344	232,157
Less allowance for loan losses	2,916	3,110

Net loans	218,428	229,047
Premises and equipment	7,841	7,419
Core deposit intangible	68	99
Goodwill	1,013	1,013
Accrued interest and other assets	7,516	6,511

Total assets	$337,815	$337,543

LIABILITIES
Deposits:
Noninterest-bearing demand	$48,182	$44,807
Interest-bearing demand	31,793	32,512
Savings	59,062	58,209
Money market	23,025	27,103
Time	106,272	108,672

Total deposits	268,334	271,303
Short-term borrowings	5,654	2,825
Other borrowings	30,164	30,177
Accrued interest and other liabilities	1,517	1,278

Total liabilities	305,669	305,583

STOCKHOLDERS’ EQUITY
Common stock (par value $0.25; 12,000,000 shares authorized; 2,751,859 and 2,776,504 shares issued and outstanding)	694	694
Capital surplus	10,661	10,656
Retained earnings	20,442	19,982
Accumulated other comprehensive income	732	628
Treasury Stock (25,000 shares at cost)	(383)	—

Total stockholders’ equity	32,146	31,960

Total liabilities and stockholders’ equity	$337,815	$337,543

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation
CONSOLIDATED STATEMENT OF INCOME
(Unaudited - $ in 000 except per share amounts)

	Three Months Ended March 31,
	2003	2002

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$3,868	$4,618
Federal funds sold	14	42
Interest and dividends on investment securities:
Taxable interest	599	408
Tax-exempt interest	147	166
Dividends	22	19
			`
Total interest and dividend income	4,650	5,253

INTEREST EXPENSE
Deposits	1,322	1,838
Short-term borrowings	11	—
Other borrowings	388	387

Total interest expense	1,721	2,225

NET INTEREST INCOME	2,929	3,028
Provision for loan losses	150	305

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,779	2,723

OTHER INCOME
Service charges on deposit accounts	352	237
Trust department income	37	47
Net investment securities gains (losses)	48	(7)
Net gains on loan sales	632	25
Interchange fee income	66	62
Other income	71	120

Total other income	1,206	484

OTHER EXPENSE
Salaries and employee benefits	1,371	1,244
Occupancy expense	186	177
Equipment expense	255	206
Data processing expense	80	87
Pennsylvania shares tax	73	68
Professional fees	109	64
Other expense	658	510

Total other expense	2,732	2,356

Income before income taxes	1,253	851
Income tax expense	377	235

NET INCOME	$876	$616

PER SHARE DATA
Average shares for the period, Basic	2,774,838	2,775,176
Average shares for the period, Diluted	2,776,652	2,779,324
Earnings per share, Basic	$0.32	$0.22
Earnings per share, Diluted	$0.32	$0.22
Dividends paid	$0.15	$0.15

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited - $ in 000)

	Three Months Ended March 31,
	2003	2002

Net income	$876	$616
Other comprehensive income:
Unrealized gains on available for sale securities	205	308
Reclassification adjustment for (gains) losses included in net income	(48)	7

Other comprehensive income before tax	157	315
Income tax expense related to other comprehensive income	53	107

Other comprehensive income, net of tax	104	208

Comprehensive income	$980	$824

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited - $ in 000 except per share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, December 31, 2002	$694	$10,656	$19,982	$628	$—	$31,960
Net Income			876			876
Net unrealized gain on available for sale securities				104		104
Stock options exercised		5				5
Treasury stock purchased					(383)	(383)
Cash dividends ($0.15 per share)			(416)			(416)

Balance, March 31, 2003	$694	$10,661	$20,442	$732	$(383)	$32,146

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited - $ in 000)

	Three Months Ended March 31,
	2003	2002

OPERATING ACTIVITIES
Net income	$876	$616
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	305
Depreciation, amortization and accretion of investment securities	271	207
Originations of mortgage loans held for sale	(16,175)	(14,079)
Proceeds from sales of mortgage loans	16,107	14,975
Net gains on loan sales	(632)	(25)
Net investment security (gains) losses	(48)	7
Decrease in accrued interest receivable	234	25
Decrease in accrued interest payable	(97)	(429)
Other, net	(628)	(22)

Net cash provided by operating activities	58	1,580

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	5,151	1,592
Proceeds from maturities and repayments	3,605	2,052
Purchases	—	(3,015)
Investment securities held to maturity:
Proceeds from maturities and repayments	101	7
Decrease (Increase) in loans, net	3,648	(1,801)
Purchases of premises and equipment	(646)	(119)
Proceeds from loan sales	6,720	—
Proceeds from the sale of other real estate owned	81	—

Net cash provided by (used for) investing activities	18,660	(1,284)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	(2,968)	2,716
Increase in short term borrowings	2,829	—
Payments on other borrowings	(12)	(20)
Proceeds from stock options exercised	5	38
Purchase of treasury stock	(383)	—
Cash dividends paid	(416)	(416)

Net cash provided by (used for) financing activities	(945)	2,318

Increase in cash and cash equivalents	17,773	2,614
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,484	22,603

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,257	$25,217

Cash payments for interest	$1,818	$2,654
Cash payments for income taxes	$250	$—

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
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

NOTE 2 – EARNINGS PER SHARE
There were no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator.  The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Weighted–average common shares outstanding used to calculate basic earnings per share	2,774,838	2,775,176
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	1,814	4,148

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	2,776,652	2,779,324

Options to purchase 112,316 and 39,050 shares of common stock at prices from $15.23 to $19.30 were outstanding for the periods ended March 31, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

NOTE 3 – RECLASSIFICATION OF COMPARATIVE AMOUNTS
Certain comparative amounts for the prior periods have been reclassified to conform to current period presentations.  Such reclassifications had no effect on net income or stockholders’ equity.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS
In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount.  The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations.  The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued FAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice.  The provisions of this statement related to the rescission of FAS No. 4 shall be applied in fiscal years beginning after May 15, 2002.  Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified.  Early adoption of the provisions of this statement related to FAS No. 13 shall be effective for transactions occurring after May 15, 2002.  All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002.   The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).  The new statement is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation.  FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards.  This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results.  To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.  FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements.  In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

	Three Months Ended March 31,
	2003	2002

Net income, as reported:	$876	$616
Less proforma expense related to stock options	21	21

Proforma net income	$855	$595

Basic net income per common share:
As reported	$0.32	$0.22
Pro forma	0.32	0.22
Diluted net income per common share:
As reported	$0.32	$0.22
Pro forma	0.32	0.22

In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133.  The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.   This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.  The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

In November, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.  This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The objective of the initial measurement of that liability is the fair value of the guarantee at its inception.  The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities.  Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements.  When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions.  The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of the Three Months Ended March 31, 2003 and 2002

Total interest income of $4,650,000 for the three-month period ended March 31, 2003 compared to $5,253,000 for the same three-month period in 2002, a decrease of $603,000 or 11.5%.  The overall decrease in total interest income is attributed principally to a decrease in interest and fees on loans of $750,000 or 16.2%.  This is partially offset by an increase in taxable interest income from investments of $191,000.  Income from interest and fees on loans decreased due to decreases in both volume and yields within the loan portfolio.

Average gross loans, including loans available for sale, at March 31, 2003 were $231.5 million, a decrease of $15.3 million or 6.2% from $246.8 million at March 31, 2002.   Virtually all major segments within the loan portfolio reflected net declines in average balances compared to March 31, 2002. The most significant declines occurred within the real estate, commercial real estate, and consumer segments.  Average real estate loans decreased $4.5 million or 17.8%, average commercial real estate loans decreased $3.6 million or 5.0%, and average consumer loans decreased $2.4 million or 16.8%.  The decline within the average loan portfolio was brought about by general market activity.

Interest and fees on loans also decreased due to a decline in the net yield on interest earning assets as a result of the historically low interest rate environment.  The tax equivalent yield on interest earning assets fell from 7.14% at March 31, 2002 to 6.04% at March 31, 2003.  As interest rates fell throughout 2001 and 2002, the Bank’s variable rate earning assets repriced downward, and continue to do so, while new loans with lower yields are being added to the portfolio.  The net yield on interest earning assets also decreased due to a shift in the earning asset composition.  Investments, which generally have a lower yield than loans, as a percent of earning assets at March 31, 2003 were 26.5% compared to 19.2% at March 31, 2002.

While interest and fee income from loans decreased, taxable investment interest income increased due to an increase in volume within the investment portfolio.  Average total investments were $85.4 million at March 31, 2003, an increase of $29.8 million from $55.6 million at March 31, 2002.  Average mortgage-backed securities represented the largest increase within the taxable investment securities of $27.0 million.  As the interest rate on overnight funds decreased throughout 2002, management felt it prudent to invest in higher yielding, short-term duration, mortgage-backed securities, which also provide liquidity to the Company through monthly repayments of principal and interest.

Total interest expense of $1,721,000 for the three-month period ended March 31, 2003 represented a decrease of $504,000 from the $2,225,000 reported for the same three-month period in 2002.  The change is comprised primarily of a decrease in interest expense on deposits of $516,000.  Although average interest-bearing deposits increased $4.8 million, interest expense decreased for the period.    This resulted from a general decline in the Bank’s cost of funds. The Bank’s cost of deposits decreased from 2.97% at March 31, 2002 to 2.19% at March 31, 2003.   The Bank continued to see a shift in consumer preference within the interest bearing deposits from time deposits to savings.  Average time deposits decreased $16.3 million from March 31, 2002, while the average savings products increased $15.0 million or 33.9%.  Due to the low interest rate environment, consumer preference has shifted towards the more liquid products and away from the fixed maturity products.

Net interest income of $2,929,000 for the three months ended March 31, 2003 compared to $3,028,000 for the same three-month period in 2002, a decrease of $99,000.

The provision for loan losses for the three months ended March 31, 2003 was $150,000, a decrease of $155,000 from March 31, 2002.  Management felt the decrease in the provision expense was warranted as a result of its recurring quarterly analysis of loan loss reserve adequacy.  The details of the analysis and methodology are discussed further under the Risk Elements section that follows.

Total other income for the three-month period ended March 31, 2003 of $1,206,000 compared to $484,000 for the three-month period ended March 31, 2003, an increase of $722,000.  This increase consists primarily of an increase in service charges on deposit accounts of $115,000 and an increase in the gains on loan sales of $607,000.  Service charge fee income increased primarily due to the new “Bounce Protection” program implemented in October 2002.

Gains of $533,000 were recorded on the sale of $15.7 million of fixed rate, 1-4 family residential mortgages to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) for the three-month period ended March 31, 2003.   Student loans totaling $6.6 million were also sold in the first quarter of 2003 resulting in a gain of $99,000.  For the three-month period ended March 31, 2002, $15.1 million of fixed rated, 1-4 family residential mortgages were sold resulting in a net gain of $25,000.

Total other expense of $2,732,000 for the three months ended March 31, 2003 compared to $2,356,000 for the same three-month period in 2002.  This represented an increase of $376,000 or 16.0%.   The increase was primarily derived from an increase in salaries and employee benefits expense of $127,000 and an increase in other expense of $148,000.   The increases in salaries and employee benefits resulted principally from additional personnel as well as an increase in the cost of employee benefits.

Other expense increased due to a variety of reasons.  Although the bounce protection program increased the Company’s fee income for the three months ended March 31, 2003, it also caused increases in other expenses of $36,000 due to commissions paid to the program provider and $18,000 for a provision to establish a reserve for potential losses from demand deposit overdrafts as a result of this program. The Company also saw an increase in examination fees and federal deposit insurance of $12,000 and $21,000, respectively, as a result of the latest Office of the Comptroller of the Currency (OCC) examination.  In March 2003, the Company recorded a loss of $39,000 on the sale of other real estate owned.  Partially offsetting these increases in other expense was a decrease in contributions of $37,000 due to the discontinuation and reduction of one time contributions that occurred in 2003.  Credit bureau fees also decreased $28,000 for the three months ended March 31, 2003 due to a decline in volume based expenses.

Net income for the three-month period ended March 31, 2003 was $876,000, an increase of $260,000 from the $616,000 reported at March 31, 2002.  Earnings per share for the three-month period ended March 31, 2003 were $0.32, an increase of $0.10 from $0.22 per share earned during the same three-month period in 2002.

Financial Condition

Total assets remained relatively unchanged from December 31, 2002 with an increase of $272,000 or 0.1% to $337.8 million at March 31, 2003. The increase in total assets is due to an increase in federal funds sold and cash and due from banks of $9.5 million and $8.1 million, respectively.  The increase in cash and overnight funds was due to the decrease in available for sale securities and loans.  Available for sale securities decreased $8.6 million from the $75.9 million reported at December 31, 2002.  This decrease was principally due to the sale of $5.1 million of mortgage backed securities, which resulted in a net gain of $48,000.  The additional decline in available for sale securities was due to the normal principal pay-downs and prepayments on the mortgage backed securities. Total gross loans (including loans available for sale) decreased $10.4 million from December 31, 2002 due to general economic conditions and the sale of $6.6 million in student loans discussed above.

Total deposits of $268.3 million at March 31, 2003 represented a decrease of $3.0 million or 1.1% from $271.3 million at December 31, 2002.  With the exception of noninterest-bearing demand and savings, which increased $3.4 million and $853,000, respectively, all deposit products had net decreases during the period.  The most significant decrease was within money market accounts, which decreased $4.1 million.  This decrease resulted from the transfer of approximately $2.8 million in deposit accounts to short term borrowings as a result of the Company entering into a repurchase agreement with an existing customer.  Time deposits have also decreased $2.4 million from December 31, 2002, which is due to consumer preference resulting from the economic decline and low interest rate environment.

At March 31, 2003, the Company serviced approximately $85.4 million in sold fixed rate mortgages. Sales of fixed rate mortgages for the three-month period ended March 31, 2003 totaled $15.7 million with net gains of $533,000. Management does anticipate future sales of fixed rate mortgages; however, the extent to which the Company participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Company and interest rate risk exposure.  Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

Management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines.  The following schedule presents certain regulatory capital ratio requirements along with the Company’s position at March 31, 2003:

	Actual

	Amount	Ratio	Minimum Ratio	Well Capitalized

Tier 1 risk - based capital	$30,261	14.08%	4.00%	6.00%
Total risk - based capital	32,951	15.33	8.00	10.00
Leverage capital	30,261	8.93	4.00	5.00

As the above table illustrates, the Company exceeds both the minimum and well-capitalized regulatory capital requirements at March 31, 2003.

On October 18, 2002, the Company announced that its subsidiary bank had entered into an agreement with the Bank’s primary regulator, the Office of the Comptroller of the Currency (“OCC”).  The agreement is designed to evaluate and enhance certain areas of the Bank’s operations, including management, credit administration, audit, information technology and regulatory compliance.  There are no stipulations that limit or restrict the Bank’s ability to pay dividends or require the Bank to increase its capital position.  Management is committed to addressing the concerns identified within the agreement and is working diligently to implement the suggestions in a timely and effective manner.  Exclusive of additional personnel expenses, exam related expenditures were approximately $278,000, of which $227,000 were recorded in 2002.  The Company anticipates incurring additional operating expenses in connection with complying with the agreement throughout 2003.  Potentially impacted areas would include: staffing levels, legal and consulting fees and higher deposit insurance premiums.

A copy of the agreement is included as an exhibit to a Form 8-K filed by Slippery Rock Financial Corporation on October 18, 2002.

LIQUIDITY

The principal functions of the Company’s asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity.  Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit.  Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities.  An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets.  Management evaluates the Company’s liquidity position over 30 day, 60 day, and 90+ day time horizons.  The analysis not only identifies liquidity within the balance sheet, but off balance sheet as well.  It identifies anticipated sources and uses of funds as well as potential sources and uses.  Anticipated needs would include liquidity for credit demand, commitments to purchase assets, and anticipated deposit decreases.  Anticipated sources would include cash (net of reserve requirements), maturing investment securities, daily fed funds sold, anticipated deposit increases, and the repayment of loans and mortgage backed securities.  Potential uses would include unfunded loan commitments available on lines of credit.  Potential sources would include borrowing capacity available to the Company through the Federal Home Loan Bank (“FHLB”). At March 31, 2003, for the 30-day horizon, the Company had a net anticipated funding position of 4.2% of total assets.  This ratio was 1.3% at December 31, 2002.  Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the loans to deposits ratio.  The gross loans (including loans held for sale) to deposits ratio was 83.2% at March 31, 2003 as compared to 86.1% at December 31, 2002 and 92.5% at March 31, 2002.

The Company’s liquidity plan allows for the use of long-term advances or short-term lines of credit with the FHLB as a source of funds.  Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk.  The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans.  At March 31, 2003, the Company continued to have three such matched funding loans outstanding totaling $132,000.

The Company continues to also have short-term borrowing availability through FHLB “RepoPlus” advances.  “RepoPlus” advances are short-term borrowings maturing within one year, bearing a fixed rate of interest and subject to prepayment penalty.  At March 31, 2003 and 2002, the Company had no “RepoPlus” advances outstanding.  The Company’s remaining borrowing capacity with FHLB was $124.9 million at March 31, 2003.

In March 2001, the Company entered into a Convertible Select with a Strike Rate advance with the FHLB for general liquidity purposes in the amount of $30.0 million at a rate of 5.11%.  The 10year/1year advance has a 10 year maturity with the opportunity to reprice quarterly, if the strike rate is attained, beginning 1 year from the original advance date. The strike rate of 7.50% is tied to the 3-month London Inter-bank Offering Rate (“LIBOR”); accordingly, the advance will maintain at its fixed rate unless 3-month LIBOR rises to 7.50%.  At March 31, 2003 the 3-month LIBOR was 1.28%.  Interest is paid monthly to the FHLB at a rate of 5.11%. The advance will mature in March 2011 and is subject to prepayment penalties.

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

The Statement of Cash Flows, for the three-month period ended March 31, 2003, indicated an increase in cash and cash equivalents of $17.8 million.  Cash was provided from proceeds from sales of mortgage loans and student loans of $16.1 million and $6.7 million, respectively.  Proceeds from sales, maturities, and repayments of available for sale and held to maturity securities of $8.9 million, and a net decrease in loans of $3.6 million also caused an increase in cash and cash equivalents.  Cash was used during the period for the origination of loans held for sale of $16.2 million.  The net decrease in deposits of $3.0 million was primarily a result of the repurchase agreement discussed above and can be seen in the net increase in short term borrowings of $2.8 million.  Cash dividends paid during the three-month period ended March 31, 2003 totaled $416,000.  The Company also purchased 25,000 shares of treasury stock during the first quarter of 2003 for $383,000.  Cash and cash equivalents totaled $31.3 million at March 31, 2003, an increase of $17.8 million from $13.5 million at December 31, 2002.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS

The following schedule presents the non-performing assets for the last five quarters:

	Mar 2003	Dec 2002	Sept 2002	Jun 2002	Mar 2002

	(dollars in thousands)
Non-performing and restructured loans
Loans past due 90 days or more	$42	$66	$31	$52	$27
Non-accrual loans	3,201	4,518	5,297	5,270	5,586
Restructured loans	17	462	467	463	—

Total non-performing and restructured loans	3,260	5,046	5,795	5,785	5,613

Other non-performing assets
Other real estate owned	458	356	456	251	335
Repossessed assets	93	92	83	94	37

Total other non-performing assets	551	448	539	345	372

Total non-performing assets	$3,811	$5,494	$6,334	$6,130	$5,985

Non-performing and restructured loans as a percentage of total loans(1)	1.47%	2.17%	2.47%	2.45%	2.32%
Non-performing assets and restructured loans as a percentage of total loans and other non-performing assets and restructured loans(1)	1.72%	2.36%	2.70%	2.60%	2.47%

     (1) Excludes loans held for sale.

The allowance for loan losses at March 31, 2003 totaled $2,916,000 or 1.31% of total gross loans (including loans held for sale) as compared to $3,110,000 or 1.33% at December 31, 2002.  Provisions for loan losses were $150,000 and $305,000 for the three-month periods ended March 31, 2003 and 2002.  Based on the Bank’s methodology for evaluating the level of the loan loss allowance and the recent decline in the loan portfolio, management felt it was appropriate to lower the provision for loan losses in the first quarter of 2003.

In determining the level at which the allowance for loan losses should be maintained, management relies on in-house quarterly reviews of significant loans and commitments outstanding, including a continuing review of problem or non-performing loans and overall portfolio quality.  Commercial and commercial real estate loans are risk-rated by the credit administration department, the special asset committee and the loan review committee.  Consumer and residential real estate loans are generally reviewed in the aggregate due to their relative smaller dollar size and homogeneous nature. Specific provision and allowance allocations are made for risk-rated loans that have gone before the loan review committee.  These allocations are based upon specific borrower data, such as non-performance, delinquency, financial performance, capacity to repay, and collateral valuation.  Non-account specific allocations are made for all remaining loans within the portfolio based on recent charge-off history, other known trends and expected losses.  In addition, allocations are made for qualitative factors such as changes in the local, regional and national economies, industry trends, loan growth, and loan administration.   A quarterly report and recommendation is presented to and approved by the Board of Directors.  Management believes the allowance is adequate to cover probable losses inherent within the loan portfolio. However, no assurances can be made concerning the future financial condition of borrowers, the deterioration of which would require additional provisions in subsequent periods.

A loan may be classified as nonaccrual if, in the opinion of management, doubts as to the collectibility of the account arise.  In addition, commercial, financial and agricultural loans are classified as nonaccrual when the loans become 90 days or more past due, and all other loans 120 days or more past due.  At the time the account is placed on nonaccrual status, all previously accrued interest is charged against current earnings. At the time the accrual of interest is discontinued, future income is recognized only when cash is received depending on management’s assessment of the collectibility of principal.  At March 31, 2003, the Company had nonaccrual loans of $3,201,000.

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement.  Impaired loans at March 31, 2003 were $4,095,000, of which, $3,037,000 were also classified as nonaccrual. The average balance in 2003 of impaired loans was $4,257,000.   Impaired loans had a related allowance allocation of $1,133,000 and income recognized in 2003 for impaired loans totaled $13,000.

Three borrowers accounted for $2.9 million of total impaired loans at March 31, 2003.   The largest credit is a $2.5 million participation loan, of which, the Company retained $1.4 million. The loan was classified as impaired during the fourth quarter of 2001 as a result of the borrower’s deteriorating financial condition.  In 2002, the borrower filed for bankruptcy relief.  As part of the work-out arrangement for this credit, the guarantors have pledged additional collateral in the form of marketable securities sufficient to cover all but approximately $164,000 of the debt.  The Company has recorded a charge off of $117,000 at March 31, 2003 representing its portion of the collateral short-fall.  Covenants within the securities collateral pledge establish a target date in May 2003 for final resolution of the matter.  Should the target date be reached without resolution, the Company plans to liquidate the securities under the collateral pledge.

The second largest borrower within the impaired loan accounts has one credit totaling $750,000 pertaining to a working capital line of credit secured by equipment and inventory for a start-up business venture.  Although the loan has performed in the past and continues to perform in accordance with the contractual agreement, management classified the loan as impaired and placed it in non-accrual status during the second quarter of 2001 due to the deterioration of the financial strength of the business entity.  The Company has obtained additional collateral in the form of marketable securities sufficient to cover 100% of the outstanding debt, as a result, the Company placed this loan back in accrual status during the first quarter of 2003 and anticipates placing the loan on a scheduled pay-back in the second quarter of 2003.

The third largest impaired loan borrower has a $700,000 participated loan for a dairy operation.  The Company was cross-collateralized on cattle, feed, and real estate, including facilities.  In 1999, the Bank recorded a $300,000 charge off pertaining to the cattle portion of the loan.  The borrower subsequently filed for bankruptcy relief, and the Company continues to pursue foreclosure proceedings on the real estate portion of the loan through the bankruptcy court.  As a result of prudent collateral valuations subsequent to the original charge off, the Company has recorded charge offs of $100,000, $190,000, and $101,000 in 2000, 2001, and 2002, respectively, resulting principally from valuations on the remaining feed stored on the property.  Management will continue its collateral valuations until final resolution of the matter, which may result in additional charge-offs.

Management does not consider any of the remaining non-performing loans to pose any significant risk to the capital position or future earnings of the Company.

Management believes none of the non-performing assets, including other real estate owned, at March 31, 2003, pose any significant risk to the operations, liquidity or capital position of the Company.

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

Interest rate sensitivity is the result of differences in the amounts and repricing dates of a bank’s rate sensitive assets and rate sensitive liabilities. These differences, or interest rate repricing “gap”, provide an indication of the extent that the Company’s net interest income is affected by future changes in interest rates.  During a period of rising interest rates, a positive gap, a position of more rate sensitive assets than rate sensitive liabilities, is desired. During a falling interest rate environment, a negative gap is desired, that is, a position in which rate sensitive liabilities exceed rate sensitive assets.

At March 31, 2003, the Company had a cumulative negative gap of $41.9 million at the one-year horizon.  The gap analysis indicates that if interest rates were to rise 100 basis points (1.00%), the Company’s net interest income would decline at the one-year horizon because the Company’s rate sensitive liabilities would reprice faster than rate sensitive assets.  Conversely, if rates were to fall 100 basis points, the Company would earn more in net interest income. However, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree.  The pricing on all deposit products, for example, is determined by management, and therefore can be controlled as to the extent and timing of repricing.  As a result the Company’s gap position does not necessarily predict the impact on interest income given a change in interest rate levels.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates.  The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decreases of + or- 300 basis points (or 3.00%) in 100 basis point (or 1.00%) increments.  The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the new interest rate levels.  The cash flows are then totaled to calculate net interest income.  Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well.  Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise.  The current analysis indicates that, given a 300 basis point overnight decrease in interest rates, the Company would experience a potential $2,740,000 or 23.3% decline in net interest income.  If rates were to increase 300 basis points, the analysis indicates that the Company’s net interest income would increase $1,627,000 or 13.9%.  It is important to note, however, that this exercise would be of a worst-case scenario.  It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease.  When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities which in turn will effect the net interest income.  It is important to note; however, that in gap analysis and simulation modeling not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
(none)

Item 2. Changes in Securities and Use of Proceeds
(none)

Item 3. Defaults Upon Senior Securities
(none)

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Slippery Rock Financial Corporation took place on April 15, 2003.  The following two (2) matters were voted upon:

(1) Election of the four (4) persons listed in CLASS II of the Proxy Statement dated March 31, 2003 whose terms expire in 2006.

CLASS II Directors:

Mr. Robert M. Greenberger Ms. Brenda K. McBride Mr. William C. Sonntag Mr. Norman P. Sundell

(2) Such other business as may properly come before the meeting or any adjournment thereof.

Continuing CLASS I directors whose terms expire in 2005 are:

Mr. John W. Conway
Mr. William D. Kingery
Mr. Scott A. McDowell
Mr. Charles C. Stoops, Jr.

Continuing CLASS III directors whose terms expire in 2004 are:

Mr. Robert E. Gregg
Mr. Thomas D. McClymonds
Mr. S.P. Snyder

The following table presents the results of the vote tabulation

Issue	Description	Votes For	Votes Against

1	Election of CLASS II Directors
	Mr. Robert M. Greenberger	1,611,581	6,948
	Ms. Brenda K. McBride	1,618,529	—
	Mr. William C. Sonntag	1,616,137	2,392
	Mr. Norman P. Sundell	1,617,713	816
2	No other issues were brought before the meeting.

Item 5. Other Information
(none)

Item 6. Exhibits and Reports on Form 8 – K

(a) Exhibits required by Item 601 of Regulation S – K:

Exhibit Number
2	N/A
3 (i)	Articles of Incorporation filed on March 6, 1992 as Exhibit 3(i) to Registration Statement on Form S-4 (No. 33-46164) and incorporated herein by reference.

3 (ii)	By – laws filed on March 6, 1992 as Exhibit 3(ii) to Registration Statement on Form S-4 (No.33- 46164) and incorporated herein by reference.

4	N/A

10	N/A

11	N/A

15	N/A

18	N/A

19	N/A

22	N/A

23	N/A

24	N/A

99.0	Independent Auditor’s Review

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(b) Reports on Form 8-K –
1 – Earnings press release, dated April 23, 2003
2 – Annual Shareholders’ Meeting press release, dated April 23, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLIPPERY ROCK FINANCIAL CORPORATION
(Registrant)

Date: May 13, 2003	By:	/s/ WILLIAM C. SONNTAG

William C. Sonntag President & CEO

Date: May 13, 2003	By:	/s/ MARK A. VOLPONI

Mark A. Volponi Treasurer

SECTION 302 CERTIFICATION

I, William C. Sonntag, President and Chief Executive Officer of Slippery Rock Financial Corporation (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Slippery Rock Financial Corporation;

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

	(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The Company’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ WILLIAM C. SONNTAG

President & Chief Executive Officer

SECTION 302 CERTIFICATION

I, Mark A. Volponi, Chief Financial Officer of Slippery Rock Financial Corporation (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Slippery Rock Financial Corporation;

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

	b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The Company’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ MARK A. VOLPONI

Chief Financial Officer