Form 10-Q
period 2003-06-30
SLIPPERY ROCK FINANCIAL CORP
filed 2003-08-14
CIK 884782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

YES   ☐     NO   ☒

As of August 13, 2003, there were 2,730,588 shares outstanding of the issuer’s class of common stock.

Slippery Rock Financial Corporation
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Slippery Rock Financial Corporation
CONSOLIDATED BALANCE SHEET
(Unaudited - $ in 000, except share data)

	June 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$19,946	$13,484
Interest-bearing deposits in other banks	128	—
Federal funds sold	14,200	—
Mortgage loans held for sale	1,311	1,417
Investment securities:
Available for sale	69,816	75,907
Held to maturity (market value $429 and $2,661)	425	2,646
Loans	218,631	232,157
Less allowance for loan losses	2,981	3,110

Net loans	215,650	229,047
Premises and equipment	8,002	7,419
Core deposit intangible	37	99
Goodwill	1,013	1,013
Bank-owned life insurance	6,000	—
Accrued interest and other assets	6,652	6,511

Total assets	$343,180	$337,543

LIABILITIES
Deposits:
Noninterest-bearing demand	$53,859	$44,807
Interest-bearing demand	35,638	32,512
Savings	57,308	58,209
Money market	22,592	27,103
Time	104,629	108,672

Total deposits	274,026	271,303
Short-term borrowings	5,248	2,825
Other borrowings	30,152	30,177
Accrued interest and other liabilities	1,279	1,278

Total liabilities	310,705	305,583

STOCKHOLDERS’ EQUITY
Common stock (par value $0.25; 12,000,000 shares authorized; 2,730,323 and 2,776,504 shares issued and outstanding)	695	694
Capital surplus	10,698	10,656
Retained earnings	21,097	19,982
Accumulated other comprehensive income	756	628
Treasury Stock (49,000 shares at cost)	(771)	—

Total stockholders’ equity	32,475	31,960

Total liabilities and stockholders’ equity	$343,180	$337,543

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - $ in 000 except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$3,692	$4,462	$7,560	$9,080
Federal funds sold	52	49	66	91
Interest and dividends on investment securities:
Taxable interest	486	451	1,085	859
Tax-exempt interest	146	160	293	326
Dividends	16	15	38	34

Total interest and dividend income	4,392	5,137	9,042	10,390

INTEREST EXPENSE
Deposits	1,209	1,695	2,531	3,533
Short-term borrowings	15	—	26	—
Other borrowings	390	391	778	778

Total interest expense	1,614	2,086	3,335	4,311

NET INTEREST INCOME	2,778	3,051	5,707	6,079
Provision for loan losses	150	306	300	611

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,628	2,745	5,407	5,468

OTHER INCOME
Service charges on deposit accounts	378	244	730	481
Trust department income	62	36	99	83
Net investment securities gains (losses)	203	—	252	(7)
Net gains on loan sales	665	218	1,297	243
Interchange fee income	76	70	142	132
Other income	140	115	211	235

Total other income	1,524	683	2,731	1,167

OTHER EXPENSE
Salaries and employee benefits	1,358	1,153	2,729	2,397
Occupancy expense	177	168	363	345
Equipment expense	259	233	515	439
Data processing expense	74	89	154	176
Pennsylvania shares tax	82	74	155	141
Professional fees	73	70	181	134
Other expense	589	557	1,248	1,065

Total other expense	2,612	2,344	5,345	4,697

Income before income taxes	1,540	1,084	2,793	1,938
Income tax expense	473	318	850	556

NET INCOME	$1,067	$766	$1,943	$1,382

PER SHARE DATA
Average shares for the period, Basic	2,739,196	2,775,852	2,756,919	2,775,516
Average shares for the period, Diluted	2,742,089	2,781,461	2,759,272	2,780,639
Earnings per share, Basic	$0.39	$0.28	$0.70	$0.50
Earnings per share, Diluted	$0.39	$0.28	$0.70	$0.50
Dividends paid	$0.15	$0.15	$0.30	$0.30

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - $ in 000)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002
Net income	$1,067	$766	$1,943	$1,382
Other comprehensive income:
Unrealized gains on available for sale securities	240	576	446	884
Reclassification adjustment for (gains) losses included in net income	(203)	—	(252)	7

Other comprehensive income before tax	37	576	194	891
Income tax expense related to other comprehensive income	13	196	66	303

Other comprehensive income, net of tax	24	380	128	588

Comprehensive income	$1,091	$1,146	$2,071	$1,970

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited - $ in 000 except per share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2002	$694	$10,656	$19,982	$628	$—	$31,960
Net Income			1,943			1,943
Net unrealized gain on available for sale securities				128		128
Stock options exercised	1	42	(2)			41
Treasury stock purchased					(771)	(771)
Cash dividends ($0.30 per share)			(826)			(826)

Balance, June 30, 2003	$695	$10,698	$21,097	$756	$(771)	$32,475

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited - $ in 000)

	Six Months Ended
	June 30,

	2003	2002
OPERATING ACTIVITIES
Net income	$1,943	$1,382
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	611
Depreciation, amortization and accretion of investment securities	535	409
Originations of mortgage loans held for sale	(32,040)	(24,647)
Proceeds from sales of mortgage loans	33,023	26,585
Net gains on loan sales	(1,297)	(243)
Net investment security (gains) losses	(252)	7
Decrease in accrued interest receivable	298	54
Decrease in accrued interest payable	(103)	(454)
Other, net	(206)	(242)

Net cash provided by operating activities	2,201	3,462

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	17,699	1,592
Proceeds from maturities and repayments	8,670	6,460
Purchases	(19,957)	(23,295)
Investment securities held to maturity:
Proceeds from maturities and repayments	2,221	216
Purchases	—	(2,000)
Decrease in loans, net	6,293	4,673
Purchases of premises and equipment	(1,032)	(246)
Purchase of bank-owned life insurance	(6,000)	—
Proceeds from loan sales	6,720	—
Proceeds from the sale of other real estate owned	410	—

Net cash provided by (used for) investing activities	15,024	(12,600)

FINANCING ACTIVITIES
Increase in deposits, net	2,723	8,787
Increase in short term borrowings	2,423	—
Payments on other borrowings	(25)	(41)
Proceeds from stock options exercised	41	42
Purchase of treasury stock	(771)	—
Cash dividends paid	(826)	(832)

Net cash provided by financing activities	3,565	7,956

Increase (decrease) in cash and cash equivalents	20,790	(1,182)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,484	22,603

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,274	$21,421

Cash payments for interest	$3,438	$4,765
Cash payments for income taxes	$890	$586

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

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Weighted–average common shares outstanding used to calculate basic earnings per share	2,739,196	2,775,852	2,756,919	2,775,516
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	2,893	5,609	2,353	5,123

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	2,742,089	2,781,461	2,759,272	2,780,639

Options to purchase 30,950 and 37,850 shares of common stock at prices from $18.50 to $19.30 were outstanding for the periods ended June 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002
Net income, as reported:	$1,067	$766	$1,943	$1,382
Less proforma expense related to stock options	10	21	31	42

Proforma net income	$1,057	$745	$1,912	$1,340

Basic net income per common share:
As reported	$0.39	$0.28	$0.70	$0.50
Pro forma	0.39	0.27	0.69	0.48
Diluted net income per common share:
As reported	$0.39	$0.28	$0.70	$0.50
Pro forma	0.39	0.27	0.69	0.48

In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No.149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has not and is not expected to have a material effect on the Company’s reported equity.

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

Comparison of the Three Months Ended June 30, 2003 and 2002

Total interest income of $4,392,000 for the three-month period ended June 30, 2003 compared to $5,137,000 for the same three-month period in 2002, a decrease of $745,000 or 14.5%. The overall decrease in total interest income is attributed principally to a decrease in interest and fees on loans of $770,000 or 17.3%. This is partially offset by an increase in taxable interest income from investments of $35,000. Income from interest and fees on loans decreased due to decreases in both volume and yields within the loan portfolio.

Average gross loans, including loans available for sale, at June 30, 2003 were $227.8 million, a decrease of $16.1 million or 6.6% from $243.9 million at June 30, 2002. Virtually all major segments within the loan portfolio reflected net declines in average balances compared to June 30, 2002. The most significant declines occurred within the real estate, home equity, and dealer loan segments. Average real estate loans decreased $6.5 million or 18.8%, average home equity loans decreased $4.0 million or 8.4%, and average dealer loans decreased $2.3 million or 13.2%. The decline within the average loan portfolio was brought about by general market activity.

Interest and fees on loans also decreased due to a decline in the net yield on interest earning assets as a result of the historically low interest rate environment. The tax equivalent yield on interest earning assets fell from 7.03% at June 30, 2002 to 5.90% at June 30, 2003. As interest rates fell throughout 2001, 2002, and 2003, the Bank’s variable rate earning assets repriced downward, and continue to do so, while new loans with lower yields are being added to the portfolio. The net yield on interest earning assets also decreased due to a shift in the earning asset composition. Investments, which generally have a lower yield than loans, as a percent of earning assets at June 30, 2003 were 28.0% compared to 22.5% at June 30, 2002.

While interest and fee income from loans decreased, taxable investment interest income increased due to an increase in volume within the investment portfolio. Average total investments were $87.8 million at June 30, 2003, an increase of $27.9 million from $59.9 million at June 30, 2002. Average mortgage-backed securities represented the largest increase within the taxable investment securities of $20.0 million. As the interest rate on overnight funds decreased throughout 2002, management felt it prudent to invest in higher yielding, short-term duration, mortgage-backed securities, which also provide liquidity to the Company through monthly repayments of principal and interest.

Total interest expense of $1,614,000 for the three-month period ended June 30, 2003 represented a decrease of $472,000 from the $2,086,000 reported for the same three-month period in 2002. The change is comprised primarily of a decrease in interest expense on deposits of $486,000. Although average interest-bearing deposits increased $903,000, interest expense decreased for the period. This resulted from a general decline in the Bank’s cost of funds. The Bank’s cost of deposits decreased from 2.86% at June 30, 2002 to 2.13% at June 30, 2003. The Bank continued to see a shift in consumer preference within the interest bearing deposits from time deposits to savings. Average time deposits decreased $14.6 million from June 30, 2002, while the average savings products increased $11.2 million or 23.4%. Due to the low interest rate environment, consumer preference has shifted towards the more liquid products and away from the fixed maturity products.

Net interest income of $2,778,000 for the three months ended June 30, 2003 compared to $3,051,000 for the same three-month period in 2002, a decrease of $273,000.

The provision for loan losses for the three months ended June 30, 2003 was $150,000, a decrease of $156,000 from June 30, 2002. Management felt the decrease in the provision expense was warranted as a result of its recurring quarterly analysis of loan loss reserve adequacy. The details of the analysis and methodology are discussed further under the Risk Elements section that follows.

Total other income for the three-month period ended June 30, 2003 of $1,524,000 compared to $683,000 for the three-month period ended June 30, 2002, an increase of $841,000. This increase consists primarily of increases in service charges on deposit accounts of $134,000, gains on the sale of available for sale securities of $203,000, and an increase in gains on loan sales of $447,000. Service charge fee income increased primarily due to the new “Bounce Protection” program implemented in October 2002. Investment securities totaling $12.3 million were sold during the three months ended June 30, 2003, resulting in gains of $203,000.

Gains of $665,000 were recorded on the sale of $16.4 million of fixed rate, 1-4 family residential mortgages to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) for the three-month period ended June 30, 2003. For the three-month period ended June 30, 2002, $11.5 million of fixed rated, 1-4 family residential mortgages were sold resulting in a net gain of $218,000.

Total other expense of $2,612,000 for the three months ended June 30, 2003 compared to $2,344,000 for the same three-month period in 2002. This represented an increase of $268,000 or 11.4%. The increase was primarily derived from an increase in salaries and employee benefits expense of $205,000. The increases in salaries and employee benefits resulted principally from additional personnel as well as an increase in the cost of employee benefits.

Net income for the three-month period ended June 30, 2003 was $1,067,000, an increase of $301,000 from the $766,000 reported at June 30, 2002. Earnings per share for the three-month period ended June 30, 2003 were $0.39, an increase of $0.11 from $0.28 per share earned during the same three-month period in 2002.

Comparison of the Six Months Ended June 30, 2003 and 2002

Total interest income of $9.0 million for the six month period ended June 30, 2003 compared to $10.4 million for the same six month period in 2002, a decrease of $1.3 million or 13.0%. The overall decrease in total interest income is attributed principally to a decrease in interest and fees on loans of $1.5 million or 16.7%. Income from interest and fees on loans decreased due to a decrease in yields and volume within the loan portfolio as discussed above.

Total interest expense of $3.3 million for the six month period ended June 30, 2003 represented a decrease of $1.0 million from the $4.3 million reported for the same six month period in 2002. The decrease in interest expense is due to a decrease in interest expense on deposits resulting from a general decline in the Bank’s cost of funds.

Net interest income of $5.7 million for the six months ended June 30, 2002 compared to $6.1 million for the same six month period in 2002, a decrease of $372,000.

The provision for loan losses for the six months ended June 30, 2003 was $300,000, a decrease of $311,000 from June 30, 2002. Management felt the decrease in the provision expense was warranted as a result of its recurring quarterly analysis of loan loss reserve adequacy. The details of the analysis and methodology are discussed further under the Risk Elements section that follows.

Total other income for the six month period ended June 30, 2003 of $2.7 million compared to $1.2 million for the six month period ended June 30, 2002, an increase of $1.5 million. The increase is primarily due to an increase in service charges of $249,000, and an increase in net gains on the sale of loans of $1,054,000 and investment securities of $259,000. The increase in the service charges was primarily due to the “Bounce Protection” program discussed above.

Gains of $1,198,000 were recorded on the sale of $32.1 million of fixed rate, 1-4 family residential mortgages to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) for the six month period ended June 30, 2003. For the six month period ended June 30, 2002, $26.6 million of fixed rated, 1-4 family residential mortgages were sold resulting in a gain of $243,000. In addition to the sale of mortgages, the Company also sold $6.6 million in student loans during the first quarter of 2003 which resulted in a gain of $99,000.

Total other expense of $5.3 million for the six months ended June 30, 2003 compared to $4.7 million for the same six month period in 2002. This represented an increase of $648,000 or 13.8%. The increase is primarily derived from an increase in salaries and employee benefits expense of $332,000 and an increase in other expense of $183,000. The increases in salaries and employee benefits resulted principally from additional personnel as well as an increase in the cost of employee benefits.

Other expense increased due to a variety of reasons. Although the bounce protection program increased the Company’s fee income for the six months ended June 30, 2003, it also caused increases in other expenses of $59,000 due to commissions paid to the program provider and $27,000 for a provision to establish a reserve for potential losses from demand deposit overdrafts as a result of this program. The Company also saw an increase in examination fees and federal deposit insurance of $24,000 and $40,000, respectively, as a result of the latest Office of the Comptroller of the Currency (OCC) examination. Other expense also increased due to a net loss on the sale of other real estate owned of $24,000 for the six months ended June 30, 2003. Partially offsetting these increases in other expense was a decrease in contributions of $71,000 due to the discontinuation and reduction of one time contributions that occurred in 2003. Credit bureau fees also decreased $28,000 for the six months ended June 30, 2003 due to a decline in volume based expenses.

Net income for the six month period ended June 30, 2003 was $1.9 million, an increase of $561,000 from the $1.4 million reported at June 30, 2002. Earnings per share for the six month period ended June 30, 2003 were $0.70, an increase of $0.20 from $0.50 per share earned during the same six month period in 2002.

Financial Condition

Total assets increased $5.6 million or 1.7% from December 31, 2002 to $343.2 million at June 30, 2003. The increase in total assets was primarily due to an increase in federal funds sold and cash and due from banks of $14.2 million and $6.5 million, respectively. The bank also purchased bank owned life insurance totaling $6.0 million in June 2003. Partially offsetting these increases was a decrease in available for sale and held to maturity securities of $6.1 million and $2.2 million, respectively. The decrease in available for sale securities was principally due to normal principal pay-downs and prepayments on the mortgage backed securities. Available for sale securities totaling $17.4 million were also sold, but were offset with purchases totaling $20.0 million. Total gross loans (including loans available for sale) decreased $13.6 million from December 31, 2002 due to general economic conditions and the sale of $6.6 million in student loans discussed above.

Total deposits of $274.0 million at June 30, 2003 represented an increase of $2.7 million or 1.0% from $271.3 million at December 31, 2002. Noninterest-bearing demand deposits had the largest increase at $9.1 million, followed by interest-bearing demand with an increase of $3.1 million. All other deposit accounts decreased from December 31, 2002. The most significant decrease was within money market accounts, which decreased $4.5 million. This decrease resulted primarily from the transfer of approximately $2.8 million in deposit accounts to short term borrowings as a result of the Company entering into a repurchase agreement with an existing customer. Time deposits also decreased $4.0 million from December 31, 2002, which is due to consumer preference resulting from the economic decline and low interest rate environment.

At June 30, 2003, the Company serviced approximately $92.9 million in sold fixed rate mortgages. Sales of fixed rate mortgages for the six-month period ended June 30, 2003 totaled $32.1 million with net gains of $1,198,000. Management does anticipate future sales of fixed rate mortgages; however, the extent to which the Company participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Company and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

Management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company’s position at June 30, 2003:

	Actual		Minimum	Well
	Amount	Ratio	Ratio	Capitalized
Tier 1 risk - based capital	$30,588	13.95%	4.00%	6.00%
Total risk - based capital	33,332	15.20	8.00	10.00
Leverage capital	30,588	9.05	4.00	5.00

As the above table illustrates, the Company exceeds both the minimum and well-capitalized regulatory capital requirements at June 30, 2003.

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

LIQUIDITY

The principal functions of the Company’s asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. Management evaluates the Company’s liquidity position over 30 day, 60 day, and 90+ day time horizons. The analysis not only identifies liquidity within the balance sheet, but off balance sheet as well. It identifies anticipated sources and uses of funds as well as potential sources and uses. Anticipated needs would include liquidity for credit demand, commitments to purchase assets, and anticipated deposit decreases. Anticipated sources would include cash (net of reserve requirements), maturing investment securities, daily fed funds sold, anticipated deposit increases, and the repayment of loans and mortgage backed securities. Potential uses would include unfunded loan commitments available on lines of credit. Potential sources would include borrowing capacity available to the Company through the Federal Home Loan Bank (“FHLB”). At June 30, 2003, for the 30-day horizon, the Company had a net anticipated funding position of 6.9% of total assets. This ratio was 1.3% at December 31, 2002. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the loans to deposits ratio. The gross loans (including loans held for sale) to deposits ratio was 80.3% at June 30, 2003 as compared to 86.1% at December 31, 2002 and 87.7% at June 30, 2002.

The Company’s liquidity plan allows for the use of long-term advances or short-term lines of credit with the FHLB as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At June 30, 2003, the Company continued to have three such matched funding loans outstanding totaling $126,000.

The Company continues to also have short-term borrowing availability through FHLB “RepoPlus” advances. “RepoPlus” advances are short-term borrowings maturing within one year, bearing a fixed rate of interest and subject to prepayment penalty. At June 30, 2003 and 2002, the Company had no “RepoPlus” advances outstanding. The Company’s remaining borrowing capacity with FHLB was $109.6 million at June 30, 2003.

In March 2001, the Company entered into a Convertible Select with a Strike Rate advance with the FHLB for general liquidity purposes in the amount of $30.0 million at a rate of 5.11%. The 10year/1year advance has a 10 year maturity with the opportunity to reprice quarterly, if the strike rate is attained, beginning 1 year from the original advance date. The strike rate of 7.50% is tied to the 3-month London Inter-bank Offering Rate (“LIBOR”); accordingly, the advance will maintain at its fixed rate unless 3-month LIBOR rises to 7.50%. At June 30, 2003 the 3-month LIBOR was 1.12%. Interest is paid monthly to the FHLB at a rate of 5.11%. The advance will mature in March 2011 and is subject to prepayment penalties.

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

The Statement of Cash Flows, for the six-month period ended June 30, 2003, indicated an increase in cash and cash equivalents of $20.8 million. Cash was provided from proceeds from sales of mortgage loans and student loans of $33.0 million and $6.7 million, respectively, proceeds from sales, maturities, and repayments of available for sale and held to maturity securities of $28.6 million, a net decrease in loans of $6.3 million, and a net increase in total deposits of $2.7 million. Cash was used during the period primarily for the origination of loans held for sale of $32.0 million, the purchase of available for sale investments of $20.0 million, and the purchase of bank owned life insurance of $6.0 million. Cash dividends paid during the six-month period ended June 30, 2003 totaled $826,000. The Company also purchased 49,000 shares of treasury stock during the first six months of 2003 for $771,000. Cash and cash equivalents totaled $34.3 million at June 30, 2003, an increase of $20.8 million from $13.5 million at December 31, 2002.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS

The following schedule presents the non-performing assets for the last five quarters:

	Jun 2003	Mar 2003	Dec 2002	Sept 2002	Jun 2002
	(dollars in thousands)
Non-performing and restructured loans
Loans past due 90 days or more	$110	$42	$66	$31	$52
Non-accrual loans	2,544	3,201	4,518	5,297	5,270
Restructured loans	—	17	462	467	463

Total non-performing and restructured loans	2,654	3,260	5,046	5,795	5,785

Other non-performing assets
Other real estate owned	145	458	356	456	251
Repossessed assets	87	93	92	83	94

Total other non-performing assets	232	551	448	539	345

Total non-performing assets	$2,886	$3,811	$5,494	$6,334	$6,130

Non-performing and restructured loans as a percentage of total loans(1)	1.21%	1.47%	2.17%	2.47%	2.45%
Non-performing assets and restructured loans as a percentage of total loans and other non-performing Assets and restructured loans(1)	1.32%	1.72%	2.36%	2.70%	2.60%

(1) Excludes loans held for sale.

The allowance for loan losses at June 30, 2003 totaled $2,981,000 or 1.36% of total gross loans (including loans held for sale) as compared to $3,110,000 or 1.33% at December 31, 2002. Provisions for loan losses were $300,000 and $611,000 for the six-month periods ended June 30, 2003 and 2002. Based on the Bank’s methodology for evaluating the level of the loan loss allowance, management felt it was appropriate to lower the provision for loan losses in the first and second quarters of 2003.

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

A loan may be classified as nonaccrual if, in the opinion of management, doubts as to the collectibility of the account arise. In addition, commercial, financial and agricultural loans are classified as nonaccrual when the loans become 90 days or more past due, and all other loans 120 days or more past due. At the time the account is placed on nonaccrual status, all previously accrued interest is charged against current earnings. At the time the accrual of interest is discontinued, future income is recognized only when cash is received depending on management’s assessment of the collectibility of principal. At June 30, 2003, the Company had nonaccrual loans of $2,544,000.

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans at June 30, 2003 were $3,404,000, of which, $2,373,000 were also classified as nonaccrual. The average balance in 2003 of impaired loans was $4,052,000. Impaired loans had a related allowance allocation of $1,086,000 and income recognized in 2003 for impaired loans totaled $18,000.

Three borrowers accounted for $1.9 million of total impaired loans at June 30, 2003. The largest borrower within the impaired loan accounts has one credit totaling $750,000 pertaining to a working capital line of credit secured by equipment and inventory for a start-up business venture. Although the loan has performed in the past and continues to perform in accordance with the contractual agreement, management classified the loan as impaired and placed it in non-accrual status during the second quarter of 2001 due to the deterioration of the financial strength of the business entity. The Company has obtained additional collateral in the form of marketable securities sufficient to cover 100% of the outstanding debt, as a result, the Company placed this loan back in accrual status during the first quarter of 2003 and anticipates placing the loan on a scheduled pay-back in the third quarter of 2003.

The second largest impaired loan borrower has a $700,000 participated loan for a dairy operation. The Company was cross-collateralized on cattle, feed, and real estate, including facilities. In 1999, the Bank recorded a $300,000 charge off pertaining to the cattle portion of the loan. The borrower subsequently filed for bankruptcy relief, and the Company continues to pursue foreclosure proceedings on the real estate portion of the loan through the bankruptcy court. As a result of prudent collateral valuations subsequent to the original charge off, the Company has recorded charge offs of $100,000, $190,000, and $101,000 in 2000, 2001, and 2002, respectively, resulting principally from valuations on the remaining feed stored on the property. Management will continue its collateral valuations until final resolution of the matter, which may result in additional charge-offs.

The third largest borrower has one credit totaling $453,000 secured by a commercial property. Although the borrower has taken action to liquidate the collateral, the Company has initiated foreclosure proceedings.

Management does not consider any of the remaining non-performing loans to pose any significant risk to the capital position or future earnings of the Company.

Management believes none of the non-performing assets, including other real estate owned, at June 30, 2003, pose any significant risk to the operations, liquidity or capital position of the Company.

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

At June 30, 2003, the Company had a cumulative negative gap of $34.6 million at the one-year horizon. The gap analysis indicates that if interest rates were to rise 100 basis points (1.00%), the Company’s net interest income would decline at the one-year horizon because the Company’s rate sensitive liabilities would reprice faster than rate sensitive assets. Conversely, if rates were to fall 100 basis points, the Company would earn more in net interest income. However, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree. The pricing on all deposit products, for example, is determined by management, and therefore can be controlled as to the extent and timing of repricing. As a result, the Company’s gap position does not necessarily predict the impact on interest income given a change in interest rate levels.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decreases of + or- 300 basis points (or 3.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the new interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 300 basis point overnight decrease in interest rates, the Company would experience a potential $2,951,000 or 27.4% decline in net interest income. If rates were to increase 300 basis points, the analysis indicates that the Company’s net interest income would increase $743,000 or 6.9%. It is important to note, however, that this exercise would be of a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities, which in turn will effect the net interest income. It is important to note; however, that in gap analysis and simulation modeling not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

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

Item 5. Other Information
                   (none)

Item 6. Exhibits and Reports on Form 8 – K

(a) Exhibits required by Item 601 of Regulation S – K:
Exhibit Number

2		N/A

3	(i)	Articles of Incorporation filed on March 6, 1992 as Exhibit 3(i) to Registration Statement on Form S-4 (No. 33-46164) and incorporated herein by reference.

3	(ii)	By – laws filed on March 6, 1992 as Exhibit 3(ii) to Registration Statement on Form S-4 (No.33-46164) and incorporated herein by reference.

4		N/A

10		N/A

11		N/A

15		N/A

18		N/A

19		N/A

22		N/A

23		N/A

24		N/A

31	(i)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	(ii)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	(i)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	(ii)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.0		Independent Auditor’s Review

(b) Reports on Form 8-K –

1 – Earnings press release, dated April 23, 2003
2 – Annual Shareholders’ Meeting press release, dated April 23, 2003
3 – Earnings press release, dated July 22, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLIPPERY ROCK FINANCIAL CORPORATION
          (Registrant)

Date:	August 13, 2003	By:	/s/ WILLIAM C. SONNTAG

William C. Sonntag
President & CEO

Date:	August 13, 2003	By:	/s/ MARK A. VOLPONI

Mark A. Volponi
CFO