Form 10-Q
period 2003-09-30
SLIPPERY ROCK FINANCIAL CORP
filed 2003-11-21
CIK 884782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________
Commission file Number 0-21720
Slippery Rock Financial Corporation (Exact Name of registrant as specified in its charter)
Pennsylvania (State or other jurisdiction of incorporation or organization)	25-1674381 (I.R.S. Employer Identification Number)
100 South Main Street Slippery Rock, Pennsylvania (Address of principal executive offices)	16057 (Zip Code)

Registrant’s telephone number, including area code: (724) 794-2210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [_]     NO    [X]

As of November 21, 2003, there were 2,730,882 shares outstanding of the issuer’s class of common stock.

Slippery Rock Financial Corporation

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Part I	Financial Information		Page
Item 1.		Consolidated Financial Statements (unaudited)
		Consolidated Balance Sheet, September 30, 2003 and December 31, 2002	3
		Consolidated Statements of Income Three months ended September 30, 2003 and 2002 and Nine months ended September 30, 2003 and 2002	4
		Consolidated Statements of Comprehensive Income Three months ended September 30, 2003 and 2002 and Nine months ended September 30, 2003 and 2002	5
		Consolidated Statement of Changes in Stockholders’ Equity, Nine months ended September 30, 2003	6
		Consolidated Statement of Cash Flows Nine months ended September 30, 2003 and 2002	7
		Notes to Consolidated Financial Statements	8-10
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18-20
	Item 4.	Controls and Procedures	20
Part II	Other Information
	Item 1.	Legal Proceedings	21
	Item 2.	Changes in Securities and Use of Proceeds	21
	Item 3.	Defaults upon Senior Securities	21
	Item 4.	Submission of Matters to a Vote of Security Holders	21
	Item 5.	Other Information	21
	Item 6.	Exhibits and Reports of Form 8-K	21-22
	Signatures		23

Slippery Rock Financial Corporation
CONSOLIDATED BALANCE SHEET
(Unaudited - $ in 000, except share data)
	September 30,	December 31,
	2003	2002
ASSETS
Cash and due from banks	$ 16,042	$ 13,484
Interest-bearing deposits in other banks	130	-
Federal funds sold	3,700	-
Mortgage loans held for sale	6,123	1,417
Investment securities:
Available for sale	77,493	75,907
Held to maturity (market value $427 and $2,661)	425	2,646
Loans	220,878	232,157
Less allowance for loan losses	3,456	3,110
Net loans	217,422	229,047

Premises and equipment	8,488	7,419
Core deposit intangible	15	99
Goodwill	1,013	1,013
Bank-owned life insurance	6,074	-
Accrued interest and other assets	7,776	6,511

Total assets	$ 344,701	$ 337,543

LIABILITIES
Deposits:
Noninterest-bearing demand	$52,521	$44,807
Interest-bearing demand	40,966	32,512
Savings	56,501	58,209
Money market	25,923	27,103
Time	99,624	108,672
Total deposits	275,535	271,303

Short-term borrowings	6,701	2,825
Other borrowings	30,140	30,177
Accrued interest and other liabilities	850	1,278

Total liabilities	313,226	305,583

STOCKHOLDERS' EQUITY
Common stock (par value $0.25; 12,000,000 shares authorized;
2,730,588 and 2,776,504 shares issued and outstanding)	695	694
Capital surplus	10,704	10,656
Retained earnings	20,779	19,982
Accumulated other comprehensive income	68	628
Treasury Stock (49,000 shares at cost)	(771)	-

Total stockholders' equity	31,475	31,960

Total liabilities and stockholders’ equity	$ 344,701	$ 337,543

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - $ in 000 except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$ 3,552	$ 4,278	$ 11,112	$ 13,358
Interest-bearing deposits in other banks	-	1	2	2
Federal funds sold	31	57	97	147
Interest and dividends on investment securities:
Taxable interest	622	592	1,706	1,451
Tax-exempt interest	148	153	441	479
Dividends	14	14	51	48
Total interest and dividend income	4,367	5,095	13,409	15,485
INTEREST EXPENSE
Deposits	1,127	1,699	3,658	5,232
Short-term borrowings	15	-	41	-
Other borrowings	394	395	1,172	1,173
Total interest expense	1,536	2,094	4,871	6,405
NET INTEREST INCOME	2,831	3,001	8,538	9,080
Provision for loan losses	826	150	1,126	761
NET INTEREST INCOME AFTER PROVISIONFOR LOAN LOSSES	2,005	2,851	7,412	8,319

OTHER INCOME
Service charges on deposit accounts	373	235	1,102	716
Trust department income	32	20	132	103
Net investment securities gains (losses)	-	-	252	(7)
Net gains on loan sales	44	177	1,341	420
Interchange fee income	63	69	205	201
Other income	134	123	345	358
Total other income	646	624	3,377	1,791
OTHER EXPENSE
Salaries and employee benefits	1,397	1,264	4,126	3,661
Occupancy expense	166	176	529	521
Equipment expense	269	245	784	684
Data processing expense	77	81	231	257
Pennsylvania shares tax	82	77	237	218
Professional fees	38	119	220	255
Other expense	595	678	1,842	1,742
Total other expense	2,624	2,640	7,969	7,338

Income before income taxes	27	835	2,820	2,772
Income tax expense (benefit)	(65)	238	785	793

NET INCOME	$ 92	$ 597	$ 2,035	$ 1,979

PER SHARE DATA
Average shares for the period, Basic	2,730,542	2,776,163	2,748,030	2,775,734
Average shares for the period, Diluted	2,743,592	2,779,942	2,756,181	2,780,467
Earnings per share, Basic	$ 0.03	$ 0.21	$ 0.74	$ 0.71
Earnings per share, Diluted	$ 0.03	$ 0.21	$ 0.74	$ 0.71
Dividends paid	$ 0.15	$ 0.15	$ 0.45	$ 0.45

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - $ in 000)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income	$ 92	$ 597	$ 2,035	$ 1,979

Other comprehensive income:
Unrealized gains (losses) on available for sale securities	(1,043)	621	(597)	1,504
Reclassification adjustment for (gains) losses included in net income	-	-	(252)	7

Other comprehensive income (loss) before tax	(1,043)	621	(849)	1,511

Income tax expense (benefit) related to other comprehensive income	(355)	211	(289)	514

Other comprehensive income (loss), net of tax	(688)	410	(560)	997

Comprehensive income (loss)	$ (596)	$ 1,007	$1,475	$ 2,976

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited - $ in 000 except per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total
Balance, December 31, 2002	$ 694	$ 10,656	$ 19,982	$ 628	$ -	$ 31,960

Net Income			2,035			2,035
Net unrealized loss on
available for sale securities				(560)		(560)
Stock options exercised	1	48	(3)			46
Treasury stock purchased					(771)	(771)
Cash dividends ($0.45 per share)			(1,235)			(1,235)
Balance, September 30, 2003	$ 695	$ 10,704	$ 20,779	$ 68	$ (771)	$ 31,475

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited - $ in 000)
	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$ 2,035	$ 1,979
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	1,126	761
Depreciation, amortization and accretion of investment securities	786	639
Originations of mortgage loans held for sale	(44,920)	(29,525)
Proceeds from sales of mortgage loans	41,054	31,306
Net gains on loan sales	(1,341)	(420)
Net investment security (gains) losses	(252)	7
Earnings on bank-owned life insurance	(74)	-
Decrease in accrued interest receivable	293	31
Decrease in accrued interest payable	(191)	(552)
Other, net	(1,142)	(248)
Net cash provided (used) by operating activities	(2,626)	3,978

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	17,699	2,195
Proceeds from maturities and repayments	17,402	9,428
Purchases	(37,419)	(32,353)
Investment securities held to maturity:
Proceeds from maturities and repayments	2,221	2,218
Purchases	-	(4,000)
Decrease in loans, net	3,608	5,840
Purchases of premises and equipment	(1,739)	(580)
Purchase of bank-owned life insurance	(6,000)	-
Proceeds from student loan sales	6,720	-
Proceeds from the sale of other real estate owned	410	-
Net cash provided by (used for) investing activities	2,902	(17,252)

FINANCING ACTIVITIES
Increase in deposits, net	4,233	22,813
Increase in short term borrowings	3,876	-
Payments on other borrowings	(37)	(62)
Proceeds from stock options exercised	46	48
Purchase of treasury stock	(771)	-
Cash dividends paid	(1,235)	(1,249)
Net cash provided by financing activities	6,112	21,550

Increase in cash and cash equivalents	6,388	8,276

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,484	22,603

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 19,872	$ 30,879

Cash payments for interest	$ 5,062	$ 6,957
Cash payments for income taxes	$ 1,460	$ 816

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
	Three Months Ended September 30, 2003	Three Months Ended September 30,2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Weighted–average common shares outstanding used to calculate basic earnings per share	2,730,542	2,776,163	2,748,030	2,775,734
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	13,050	3,779	8,151	4,733
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	2,743,592	2,779,942	2,756,181	2,780,467

Options to purchase 30,950 and 37,850 shares of common stock at prices from $18.50 to $19.30 were outstanding for the periods ended September 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

NOTE 3 – RECLASSIFICATION OF COMPARATIVE AMOUNTS
Certain comparative amounts for the prior periods have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or stockholders’ equity.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS
In August 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company’s financial position or results of operations.

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

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income, as reported:	$92	$597	$2,035	$1,979
Less proforma expense related
To stock options	53	21	84	63
Proforma net income	$39	$576	$1,951	$1,916

Basic net income per common share:
As reported	$0.03	$0.21	$0.74	$0.71
Pro forma	0.02	0.21	0.71	0.69
Diluted net income per common share:
As reported	$0.03	$0.21	$0.74	$0.71
Pro forma	0.02	0.21	0.71	0.69

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

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations. In October, 2003, the FASB decided to defer to the fourth quarter from the third quarter the implementation date for Interpretation No. 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003.

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

Comparison of the Three Months Ended September 30, 2003 and 2002

Total interest income was $4,367,000 for the three-month period ended September 30, 2003 compared to $5,095,000 for the same three-month period in 2002, a decrease of $728,000 or 14.3%. The overall decrease in total interest income is attributed principally to a decrease in interest and fees on loans of $726,000 or 17.0%. This is partially offset by an increase in taxable interest income from investments of $30,000. Income from interest and fees on loans decreased due to decreases in both volume and yields within the loan portfolio.

Average gross loans, including loans available for sale, at September 30, 2003 were $225.6 million, a decrease of $15.5 million or 6.4% from $241.1 million at September 30, 2002. Virtually all major segments within the loan portfolio reflected net declines in average balances compared to September 30, 2002. The most significant declines occurred within the home equity, residential real estate, and dealer loan segments. Average home equity loans decreased $6.1 million or 12.7%, average residential real estate loans decreased $5.2 million or 15.8%, and average dealer loans decreased $2.4 million or 14.1%. Partially offsetting these declines was an increase in average commercial real estate loans of $3.6 million or 5.2%. The decline within the average loan portfolio was brought about by general market activity. With the low interest rate environment over the past year, the Company has seen a record number of refinances. Many customers have chosen to refinance or consolidate their home equity loans into fixed rate 1-4 family loans with a first lien position, which the Company generally sells to Freddie Mac. This is the primary cause of the decline in the home equity loans. The dealer loan segment also declined in its average balance compared to last year. Financing promotions being offered by automobile manufacturers was the primary cause of the decline.

Interest and fees on loans also decreased due to a decline in the net yield on interest earning assets as a result of the historically low interest rate environment as discussed in the nine month comparison below.

While interest and fee income from loans decreased, taxable investment interest income increased due to an increase in volume within the investment portfolio. Average total investments were $89.6 million at September 30, 2003, an increase of $22.7 million. Average mortgage-backed securities represented the largest increase within the taxable investment securities of $15.9 million. As the interest rate on overnight funds decreased throughout 2002, management felt it prudent to invest in higher yielding, short-term duration, mortgage-backed securities, which also provide liquidity to the Company through monthly repayments of principal and interest.

Total interest expense of $1,536,000 for the three-month period ended September 30, 2003 represented a decrease of $558,000 from the $2,094,000 reported for the same three-month period in 2002. The change is due to a decrease in interest expense on deposits of $572,000 resulting from both a decline in the Bank’s cost of funds and a decrease in average interest-bearing deposits as discussed below.

Net interest income of $2,831,000 for the three months ended September 30, 2003 compared to $3,001,000 for the same three-month period in 2002, a decrease of $170,000.

The provision for loan losses for the three months ended September 30, 2003 was $826,000, an increase of $676,000 from September 30, 2002. Management determined the increase in the provision expense was warranted as a result of its recurring quarterly analysis of loan loss reserve adequacy. For details of the analysis and methodology, see "Risk Elements".

Total other income for the three-month period ended September 30, 2003 of $646,000 compared to $624,000 for the three-month period ended September 30, 2002, an increase of $22,000. This increase is the result of an increase in service charges on deposit accounts of $138,000, and is partially offset by a decrease in gains on loan sales of $133,000. Service charge fee income increased primarily due to the new "Bounce Protection" program implemented in October 2002.

Gains of $44,000 were recorded on the sale of $8.1 million of fixed rate, 1-4 family residential mortgages to Freddie Mac for the three-month period ended September 30, 2003. For the three-month period ended September 30, 2002, $4.6 million of fixed rated, 1-4 family residential mortgages were sold resulting in a net gain of $177,000. Although the volume of loans sold increased for 2003, gains resulting from these sales decreased due to the lower interest rate environment.

Total other expense of $2,624,000 for the three months ended September 30, 2003 compared to $2,640,000 for the same three-month period in 2002. This represented a decrease of $16,000 or 0.6%. The decrease was primarily derived from decreases in professional fees and other expenses of $81,000 and $83,000, respectively. Partially offsetting these decreases was an increase in salaries and employee benefits expense of $133,000. The increases in salaries and employee benefits resulted principally from additional personnel as well as an increase in the cost of employee benefits.

The decrease in legal and professional fees of $81,000 was due to elevated expenses in the third quarter of 2002 resulting from various projects the Company was involved in, including a previous OCC examination. The Company has since completed many of these projects resulting in lower legal and professional fees in 2003. The decrease in other expense of $83,000 was primarily due to a decrease in contributions expense of $33,000 resulting from the reduction and discontinuation of one time contributions that occurred in 2003.

Net income for the three-month period ended September 30, 2003 was $92,000, a decrease of $505,000 from the $597,000 reported at September 30, 2002. Earnings per share for the three-month period ended September 30, 2003 were $0.03, compared to earnings per share of $0.21 during the same three-month period in 2002.

Comparison of the Nine Months Ended September 30, 2003 and 2002

Total interest income of $13.4 million for the nine month period ended September 30, 2003 compared to $15.5 million for the same nine month period in 2002, a decrease of $2.1 million or 13.4%. The overall decrease in total interest income is attributed principally to a decrease in interest and fees on loans of $2.2 million or 16.8%. Interest and fees on loans decreased due to a decline in the net yield on interest earning assets as a result of the historically low interest rate environment. The tax equivalent yield on interest earning assets fell from 6.89% at September 30, 2002 to 5.84% at September 30, 2003. Yields on interest-earning assets have been computed on a taxable-equivalent basis using the federal income tax statutory rate of 34%. As interest rates fell throughout 2001, 2002, and 2003, the Bank’s variable rate earning assets repriced downward, and continue to do so, while new loans with lower yields are being added to the portfolio. The net yield on interest earning assets also decreased due to a shift in the earning asset composition. Average investments, which generally have a lower yield than loans, as a percent of average earning assets at September 30, 2003 were 28.4% compared to 21.7% at September 30, 2002.

Total interest expense of $4.9 million for the nine month period ended September 30, 2003 represented a decrease of $1.5 million from the $6.4 million reported for the same nine month period in 2002. The change is due to a decrease in interest expense on deposits resulting from both a decline in the Bank’s cost of funds and a decrease in average interest-bearing deposits as discussed below. The Bank’s cost of deposits decreased from 3.10% at September 30, 2002 to 2.18% at September 30, 2003. Average interest-bearing deposits decreased $1.7 million from 2002. Due to the low interest rate environment, the Bank continued to see a shift in consumer preference within the interest bearing deposits from time deposits with fixed maturities to more liquid products such as savings and interest-bearing demand deposits. Average time deposits decreased $14.6 million from September 30, 2002, while the average savings products increased $8.2 million or 16.2% and average interest-bearing demand deposits increased $6.1 million.

Net interest income of $8.5 million for the nine months ended September 30, 2003 compared to $9.1 million for the same nine month period in 2002, a decrease of $542,000.

The provision for loan losses for the nine months ended September 30, 2003 was $1,126,000, an increase of $365,000 from September 30, 2002. Management determined the increase in the provision expense was warranted as a result of its recurring quarterly analysis of loan loss reserve adequacy. For details of the analysis and methodology, see "Risk Elements".

Total other income for the nine month period ended September 30, 2003 of $3.4 million compared to $1.8 million for the nine month period ended September 30, 2002, an increase of $1.6 million. The increase is primarily due to an increase in service charges of $386,000, and an increase in net gains on the sale of loans of $921,000 and investment securities of $259,000. The increase in the service charges was primarily due to the "Bounce Protection" program discussed above.

Gains of $1,242,000 were recorded on the sale of $40.2 million of fixed rate, 1-4 family residential mortgages to Freddie Mac for the nine month period ended September 30, 2003. For the nine month period ended September 30, 2002, $31.2 million of fixed rated, 1-4 family residential mortgages were sold resulting in a gain of $420,000. In addition to the sale of mortgages, the Company also sold $6.6 million in student loans during the first quarter of 2003 which resulted in a gain of $99,000.

Total other expense of $8.0 million for the nine months ended September 30, 2003 compared to $7.3 million for the same nine month period in 2002. This represented an increase of $631,000 or 8.6%. The increase is primarily derived from an increase in salaries and employee benefits expense of $465,000 and an increase in other expense of $100,000. The increases in salaries and employee benefits resulted principally from additional personnel as well as an increase in the cost of employee benefits. Additional personnel were needed due to the centralization of loan functions and the expansion of the credit administration department. Additional senior management positions were also created to supervise these areas.

Other expense increased due to a variety of reasons. Although the bounce protection program increased the Company’s fee income for the nine months ended September 30, 2003, it also contributed to the increases in other expenses of $91,000 due to commissions paid to the program provider and $39,000 for a provision to establish a reserve for potential losses from demand deposit overdrafts as a result of this program. The Company also saw an increase in examination fees and federal deposit insurance of $36,000 and $59,000, respectively. Partially offsetting these increases in other expense was a decrease in contributions of $104,000 due to the discontinuation and reduction of one time contributions that occurred in 2003. Credit bureau fees also decreased $32,000 for the nine months ended September 30, 2003 due to a decline in volume based expenses.

Net income for the nine month period ended September 30, 2003 was $2,035,000, an increase of $56,000 from the $1,979,000 reported at September 30, 2002. Earnings per share for the nine month period ended September 30, 2003 were $0.74, an increase of $0.03 from $0.71 per share earned during the same nine month period in 2002.

Financial Condition

Total assets increased $7.2 million or 2.1% from December 31, 2002 to $344.7 million at September 30, 2003. The increase in total assets was primarily due to an increase in federal funds sold and cash and due from banks of $3.7 million and $2.6 million, respectively. The bank also purchased bank owned life insurance totaling $6.0 million in June 2003. Partially offsetting these increases were decreases in gross loans (including loans available for sale) and held to maturity securities of $6.6 million and $2.2 million, respectively. The decrease in held to maturity securities was principally due to contractually scheduled maturities in the third quarter of 2003. Total gross loans (including loans available for sale) decreased due to general economic conditions and the sale of $6.6 million in student loans discussed above.

Premises and equipment also increased from December 31, 2002 to $8.5 million, an increase of $1.1 million. This increase is a result of additional fixed assets in relation to the expansion of the Company’s data center. The Company anticipates recording additional fixed assets in the fourth quarter.

In June 2003, the Company purchased bank-owned life insurance ("BOLI") totaling $6.0 million. The BOLI yields an average rate of 4.90% and was purchased through two different insurance companies. BOLI provides the Company with tax-free income which is being utilized by the Company to offset the rising cost of employee benefits. BOLI also provides the Company with additional life insurance coverage for its key employees.

Total deposits of $275.5 million at September 30, 2003 represented an increase of $4.2 million or 1.6% from $271.3 million at December 31, 2002. Interest-bearing demand deposits had the largest increase at $8.5 million, followed by noninterest-bearing demand with an increase of $7.7 million. All other deposit accounts decreased from December 31, 2002. The most significant decrease within deposit products was time deposits which decreased $9.0 million from December 31, 2002. This decrease was due to consumer preference resulting from the economic decline and low interest rate environment as customers moved funds from time deposits to the more liquid deposit products described above, while awaiting an increase in the interest rates and equities markets. The decrease in time deposits was followed by decreases in savings and money markets of $1.7 million and $1.2 million, respectively.

Short term borrowings increased $3.9 million from December 31, 2003 to $6.7 million. This increase is due to an increase in short term repurchase agreements.

At September 30, 2003, the Company serviced approximately $88.9 million in sold fixed rate mortgages. Sales of fixed rate mortgages for the nine month period ended September 30, 2003 totaled $40.2 million with net gains of $1,242,000. Although management anticipates future sales of fixed rate mortgages, the extent to which the Company participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Company and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

Management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company’s position at September 30, 2003:

	Actual		Minimum	Well
	Amount	Ratio	Ratio	Capitalized

Tier 1 risk - based capital	$30,302	13.41%	4.00%	6.00%

Total risk - based capital	33,135	14.66	8.00	10.00

Leverage capital	30,302	8.77	4.00	5.00

As the above table illustrates, the Company exceeds both the minimum and well-capitalized regulatory capital requirements at September 30, 2003. The Bank’s regulatory capital amounts, as of the report date, did not differ significantly from that of the Company.

On October 18, 2002, the Company announced that its subsidiary bank had entered into an agreement with the Bank’s primary regulator, the Office of the Comptroller of the Currency ("OCC"). The agreement is designed to evaluate and enhance certain areas of the Bank's operations, including management, credit administration, audit, information technology and regulatory compliance. There are no stipulations that limit or restrict the Bank's ability to pay dividends or require the Bank to increase its capital position. Management is committed to addressing the concerns identified within the agreement and is working diligently to implement the suggestions in a timely and effective manner. Exclusive of additional personnel expenses, exam related expenditures were approximately $278,000, of which $227,000 were recorded in 2002. The Company anticipates incurring additional operating expenses in connection with complying with the agreement throughout 2003. Potentially impacted areas include: staffing levels, legal and consulting fees and higher deposit insurance premiums.

A copy of the agreement was included as an exhibit to a Form 8-K filed by the Company on October 18, 2002.

LIQUIDITY

The principal functions of the Company’s asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. Management evaluates the Company’s liquidity position over 30 day, 60 day, and 90+ day time horizons. The analysis not only identifies liquidity within the balance sheet, but off balance sheet as well. It identifies anticipated sources and uses of funds as well as potential sources and uses. Anticipated needs include liquidity for credit demand, commitments to purchase assets, and anticipated deposit decreases. Anticipated sources include cash (net of reserve requirements), maturing investment securities, daily fed funds sold, anticipated deposit increases, and the repayment of loans and mortgage backed securities. Potential uses include unfunded loan commitments available on lines of credit. Potential sources include borrowing capacity available to the Company through the Federal Home Loan Bank ("FHLB"). At September 30, 2003, for the 30-day horizon, the Company had a net anticipated funding position of 3.4% of total assets. This ratio was 1.3% at December 31, 2002. Based on current conditions, management views this ratio to be at an adequate level.

Management also monitors its liquidity by the loans to deposits ratio. The gross loans (including loans held for sale) to deposits ratio was 82.4% at September 30, 2003 as compared to 86.1% at December 31, 2002 and 83.0% at September 30, 2002.

The Company's liquidity plan allows for the use of long-term advances or short-term lines of credit with the FHLB as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At September 30, 2003, the Company continued to have three such matched funding loans outstanding totaling $121,000.

The Company continues to also have short-term borrowing availability through FHLB "RepoPlus" advances. "RepoPlus" advances are short-term borrowings maturing within one year, bearing a fixed rate of interest and subject to prepayment penalty. At September 30, 2003 and 2002, the Company had no "RepoPlus" advances outstanding. The Company’s remaining borrowing capacity with FHLB was $118.1 million at September 30, 2003.

In March 2001, the Company entered into a Convertible Select with a Strike Rate advance with the FHLB for general liquidity purposes in the amount of $30.0 million at a rate of 5.11%. The 10year/1year advance has a 10 year maturity with the opportunity to reprice quarterly, if the strike rate is attained, beginning 1 year from the original advance date. The strike rate of 7.50% is tied to the 3-month London Inter-bank Offering Rate ("LIBOR"); accordingly, the advance will maintain at its fixed rate unless 3-month LIBOR rises to 7.50%. At September 30, 2003 the 3-month LIBOR was 1.16%. Interest is paid quarterly to the FHLB at a rate of 5.11%. The advance will mature in March 2011 and is subject to prepayment penalties.

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

The Statement of Cash Flows for the nine months ended September 30, 2003 indicated an increase in cash and cash equivalents of $6.4 million. Cash was provided from proceeds from sales of mortgage loans and student loans of $41.0 million and $6.7 million, respectively, proceeds from sales, maturities, and repayments of available for sale securities of $35.1 million, and a net increase in total deposits of $4.2 million. Cash was used during the period primarily for the origination of loans held for sale of $44.9 million, the purchase of available for sale investments of $37.4 million, and the purchase of bank owned life insurance of $6.0 million. Cash dividends paid during the nine month period ended September 30, 2003 totaled $1,235,000. The Company also repurchased 49,000 shares of its common stock during the first nine months of 2003 for $771,000. Cash and cash equivalents totaled $19.9 million at September 30, 2003, an increase of $6.4 million from $13.5 million at December 31, 2002.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS

Schedule of Non-performing Assets
The following schedule presents the non-performing assets for the last five quarters:
	Sep 2003	Jun 2003	Mar 2003	Dec 2002	Sept 2002
	(dollars in thousands)
Non-performing and restructured loans
Accruing loans past due 90 days or more	$ 52	$ 110	$ 42	$ 66	$ 31
Non-accrual loans	3,977	3,114	3,499	4,823	5,297
Restructured loans	-	-	17	462	467

Total non-performing
and restructured loans	4,029	3,224	3,558	5,351	5,795

Other non-performing assets
Other real estate owned	240	145	458	356	456
Repossessed assets	54	87	93	92	83

Total other non-performing assets	294	232	551	448	539

Total non-performing assets	$4,323	$3,456	$4,109	$5,799	$6,334

Non-performing and restructured loans
as a percentage of total loans(1)	1.82%	1.47%	1.61%	2.30%	2.47%

Non-performing assets and
restructured loans as a
percentage of total loans
and other non-performing
Assets and restructured loans(1)	1.95%	1.58%	1.85%	2.49%	2.70%

(1) Excludes loans held for sale.

Allowance for Loan Losses
The allowance for loan losses at September 30, 2003 totaled $3,456,000 or 1.52% of total gross loans (including loans held for sale) as compared to $3,110,000 or 1.33% at December 31, 2002. Provisions for loan losses were $1,126,000 and $761,000 for the nine months ended September 30, 2003 and 2002.

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

Based on this analysis management's review of updated financial information provided by the borrowers indicating deterioration in the financial condition of certain borrowers due to the current economic environment, Management determined to lower the risk ratings on approximately 5% of the commercial and commercial real estate loans reviewed for the period ended September 30, 2003. The risk-rating changes in the third quarter resulted in increased provision expense of $636,000 and an increase in non-performing loans for the quarters presented in the table above.

Although, management believes the allowance is adequate to cover probable losses inherent within the loan portfolio, future adjustments may be necessary if economic conditions differ substantially from the economic assumptions used in making its determinations. In addition, no assurances can be made concerning the future financial condition of borrowers, the deterioration of which would require additional provisions in subsequent periods.

Non-accrual/Impaired Loans
A loan may be classified as non-accrual if, in the opinion of management, doubts as to the collectibility of the account arise. In addition, commercial, financial and agricultural loans are classified as non-accrual when the loans become 90 days or more past due, and all other loans 120 days or more past due. At the time the account is placed on non-accrual status, all previously accrued interest is charged against current earnings. At the time the accrual of interest is discontinued, future income is recognized only when cash is received depending on management’s assessment of the collectibility of principal. At September 30, 2003, the Company had nonaccrual loans of $3,977,000.

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Included in the non-accrual loans at September 30, 2003 were impaired loans totaling $3.2 million. The average balance in 2003 of impaired loans was $3.2 million. Impaired loans had a related allowance allocation of $794,000 and income recognized in 2003 for impaired loans totaled $75,000.

Two borrowers represent approximately $1.5 million of total impaired loans:

  The largest of these borrowers has several credits totaling $794,000 which are secured by commercial property. These credits were classified as impaired and placed in non-accrual status in the third quarter of 2003 due to the deteriorating financial condition and subsequent bankruptcy filing of the borrower.
  The second largest borrower continues to be a $700,000 participated loan for a dairy operation. The loan was cross-collateralized with cattle, feed, and real estate, including facilities. In 1999, the Bank recorded a $300,000 charge off pertaining to the cattle portion of the loan. The borrower subsequently filed for bankruptcy relief, and the Company continues to pursue foreclosure proceedings on the real estate portion of the loan through the bankruptcy court. As a result of collateral valuations subsequent to the original charge off, the Company has recorded charge offs of $100,000, $190,000, and $101,000 in 2000, 2001, and 2002, respectively, resulting principally from valuations on the remaining feed stored on the property. Management will continue its collateral valuations until final resolution of the matter, which may result in additional charge-offs.

Management does not consider any of the remaining non-performing loans to pose any further significant risk to the capital position or future earnings of the Company.

Management believes none of the non-performing assets, including other real estate owned, at September 30, 2003, pose any significant risk to the operations, liquidity or capital position of the Company.

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

At September 30, 2003, the Company had a cumulative negative gap of $32.5 million at the one-year horizon. The gap analysis indicates that if interest rates were to rise 100 basis points (1.00%), the Company's net interest income would decline at the one-year horizon because the Company's rate sensitive liabilities would reprice faster than rate sensitive assets. Conversely, if rates were to fall 100 basis points, the Company would earn more in net interest income. However, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree. The pricing on all deposit products, for example, is determined by management, and therefore can be controlled as to the extent and timing of repricing. As a result, the Company’s gap position does not necessarily predict the impact on interest income given a change in interest rate levels.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decreases of + or- 300 basis points (or 3.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the new interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 300 basis point overnight decrease in interest rates, the Company would experience a potential $2,382,000 or 20.0% decline in net interest income. If rates were to increase 300 basis points, the analysis indicates that the Company’s net interest income would increase $470,000 or 4.0%. It is important to note, however, that this exercise would be of a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities, which in turn will affect the net interest income. It is important to note; however, that in gap analysis and simulation modeling not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

Much of the Company's deposits have the ability to reprice immediately; however, deposit rates are not tied to an external index. As a result, although changing market interest rates impact repricing, the Company retains much of the control over repricing by determining itself the extent and timing of repricing of deposit products. In addition, the Company maintains a significant portion of its investment portfolio as available for sale securities and also has a significant variable rate loan portfolio, which is used to offset rate sensitive liabilities.

Changes in market interest rates can also affect the Company's liquidity position through the impact rate changes may have on the market value of the available for sale portion of the investment portfolio. Increases in market rates can adversely impact the market values and therefore, make it more difficult for the Bank to sell available for sale securities needed for general liquidity purposes without incurring a loss on the sale. This issue is addressed by the Company with the use of borrowings from the Federal Home Loan Bank ("FHLB") and the selling of fixed rate mortgages as a source of liquidity to the Company.

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

In addition to borrowing from the FHLB as a source for liquidity, the Company also participates in the secondary mortgage market. Specifically, the Company sells fixed rate, residential real estate mortgages to Freddie Mac. The sales to Freddie Mac not only provide an opportunity for the Bank to remain competitive in the market place, by allowing it to offer a fixed rate mortgage product, but also provide an additional source of liquidity and an additional tool for management to limit interest rate risk exposure. The Bank continues to service all loans sold to Freddie Mac.

Item 4. Controls and Procedures

As of the quarter ended September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected, and, thus, the Company's management cannot provide absolute assurance that the Company's disclosure controls will prevent all errors and all fraud.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings (none)
Item 2.	Changes in Securities and Use of Proceeds (none)
Item 3.	Defaults Upon Senior Securities (none)
Item 4.	Submission of Matters to a Vote of Security Holders (none)
Item 5.	Other Information (none)
Item 6.	Exhibits and Reports on Form 8 – K
(a) Exhibits required by Item 601 of Regulation S – K:
Exhibit Number
2	N/A
3(i)	Articles of Incorporation filed on March 6, 1992 as Exhibit 3(i) to Registration Statement on Form S-4 (No. 33-46164) and incorporated herein by reference.
3(ii)	By – laws filed on March 6, 1992 as Exhibit 3(ii) to Registration Statement on Form S-4 (No.33-46164) and incorporated herein by reference.
4	N/A
10	N/A
11	N/A
15	N/A
18	N/A
19	N/A
22	N/A
23	N/A
31(i)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(ii)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(i)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
22
32(ii)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.0	Independent Auditor’s Review
(b) Reports on Form 8-K – Filed on July 22, 2003 regarding earnings press release, dated July 22, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Slippery Rock Financial Corporation

            (Registrant)

Date: November 21, 2003	By:/s/William C. Sonntag William C. Sonntag President & CEO
Date: November 21, 2003	By:/s/ Mark A. Volponi Mark A. Volponi CFO

Exhibit 31(i)

SECTION 302 CERTIFICATION

I, William C. Sonntag, President and Chief Executive Officer of Slippery Rock Financial Corporation (the "Company"), certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Slippery Rock Financial Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:
	a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b.	evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	c.	Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors:
	a.	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and
6.	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.
Date:_November 21, 2003________	/s/ William C. Sonntag________ President and Chief Executive Officer

Exhibit 31(ii)

SECTION 302 CERTIFICATION

I, Mark A. Volponi, Chief Financial Officer of Slippery Rock Financial Corporation (the "Company"), certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Slippery Rock Financial Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:
	a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b.	evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	c.	Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors:
	a.	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and
	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.
Date:_November 21, 2003________	/s/ Mark A. Volponi________ Chief Financial Officer

Exhibit 32(i)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Slippery Rock Financial Corporation (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William C. Sonntag, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William C. Sonntag_______
Chief Executive Officer

November 21, 2003

Exhibit 32(ii)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Slippery Rock Financial Corporation (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Volponi, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Mark A. Volponi_______
Chief Financial Officer

November 21, 2003

Exhibit 99.0

INDEPENDENT ACCOUNTANT’S REPORT

Board of Directors and Stockholders
Slippery Rock Financial Corporation

We have reviewed the accompanying consolidated balance sheet of Slippery Rock Financial Corporation and subsidiary as of September 30, 2003, and the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2003 and 2002, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2003 and 2002, and the consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2003 we expressed an unqualified opinion on those consolidated financial statements.

/s/ S.R. Snodgrass, A.C.
Wexford, PA
November 20, 2003