Form 10-K
period 2003-12-31
SLIPPERY ROCK FINANCIAL CORP
filed 2004-03-30
CIK 884782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to __________________
Commission File Number: 0-21720

SLIPPERY ROCK FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	25-1674381 (I.R.S. Employer Identification Number)
100 South Main Street Slippery Rock, Pennsylvania 16057-1245 (Address of principal executive offices and Zip Code)
(724) 794-2210 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: Not Applicable
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.25 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price as of June 30, 2003, was $39,132,454.

     The number of shares outstanding of the issuer's Common Stock, as of March 8, 2004, was 2,732,112 shares of Common Stock, par value $0.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV - Annual Report to Shareholders for Fiscal year Ended December 31, 2003

Part III - Proxy statement for the 2004 Annual Meeting of shareholders to be held April 20, 2004

SLIPPERY ROCK FINANCIAL CORPORATION
FORM 10-K
Index

Index to Exhibits

SLIPPERY ROCK FINANCIAL CORPORATION
FORM 10K

Item 1.            Business

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Slippery Rock Financial Corporation (the "Company") including statements preceded by, followed by or that include the words or phrases such as "believes," "expects," "anticipates," "plans," "trend," "objective," "continue," "remain," "pattern" or similar expressions or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) prepayment speeds, loan sale volumes, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the Commonwealth of Pennsylvania, are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions adversely affect the businesses in which the Company is engaged; (7) changes and trends in the securities markets; (8) a delayed or incomplete resolution of regulatory issues; (9) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity; and (10) the outcome of regulatory and legal proceedings. The Company undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

General

Slippery Rock Financial Corporation is a one bank holding company organized under the laws of the Commonwealth of Pennsylvania. In addition, the Company is registered with and supervised by the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The Company's primary business is the holding of all of the outstanding common shares of its wholly owned subsidiary, The First National Bank of Slippery Rock ("Bank"). The Company's primary source of income has been dividends paid by the Bank.

The Bank is nationally chartered and is a member of the Federal Reserve System. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC), up to regulatory limits, and is a full-service institution that offers various demand and time deposit products and originates secured and unsecured commercial, consumer and mortgage loans.

The Bank has two full service offices and a grocery store office located in Slippery Rock, Pennsylvania and one full service office in each of the following communities; Prospect, Portersville, Grove City, Harrisville, New Wilmington, and Hickory Township, Pennsylvania. The Bank's Wealth Management Group operates from a separate freestanding facility, which also is located in Slippery Rock. In addition to its retail locations, the Bank has an operations center located in Slippery Rock Township.

Supervision and Regulation

The Company is subject to the jurisdiction of the Securities and Exchange Commission ("SEC"). In addition, the Company is also subject to the provisions of the Bank Holding Company Act of 1956 as amended ("Bank Holding Company Act") and to the supervision of the Federal Reserve Board ("FRB"). The Bank Holding Company Act requires the Company to receive prior approval of the Federal Reserve Board before it owns or controls more than 5% of the voting shares of any financial institution.

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

The Company is required to file an annual report with the Federal Reserve Board and any additional information as required. The Federal Reserve Board may also require examinations of the Company or any or all of its subsidiaries.

The Federal Reserve Act applies certain restrictions on a bank subsidiary of a bank holding company regarding extensions of credit to the bank holding company or any of its other subsidiaries, investments in stocks or other securities of the bank holding company or the use of such stocks or securities as collateral to any borrower.

As a national banking association, the Bank is subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (the "OCC"). The Corporation is also subject to regulations of the FDIC as administrator of the Bank Insurance Fund ("BIF") and the FRB. If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Corporation's operations are unsatisfactory or that the Bank is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the Bank's growth, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate the Bank's deposit insurance in the absence of action by the OCC and upon a finding that the Bank is operating in an unsafe or unsound condition, are engaging in unsafe or unsound activities, or that the Corporation's conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

On October 18, 2002, the Company announced that the Bank had entered into an agreement with the OCC. The agreement is designed to evaluate and enhance certain areas of the Bank's operations, including management, credit administration, audit, information technology and regulatory compliance. There are no stipulations that limit or restrict the Bank's ability to pay dividends or require the Bank to increase its capital position. The Company has incurred additional operating expenses in connection with complying with the agreement, including staffing levels, legal and consulting fees and higher deposit insurance premiums. The Company continues to work with the OCC to comply with the document, including providing periodic updates. A copy of the agreement was included in a Form 8-K of the Company filed with the SEC on October 18, 2002.

Legislation and Regulatory Changes

The various legislative and regulatory bodies frequently make changes and proposed changes to laws and regulations applicable to banks and bank holding companies. No predictions as to the impact these changes may have on the Company or its subsidiary can be made.

The Company follows the guidelines of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). Under the Interstate Banking Act, the Federal Reserve Board, subsequent to analytical review, may approve an application by the Company to acquire all or substantially all of the assets of a bank located outside of the Commonwealth of Pennsylvania regardless of whether such a transaction is prohibited under the law of any state. In addition, the Interstate Banking Act provides that federal supervisory agencies may approve a merger of the Bank with another bank located in a different state or the establishment of a new branch office either by acquisition or "de novo" unless the Commonwealth of Pennsylvania enacts legislation prior to that date which specifically allows or prohibits a merger with a financial institution in another state. Management currently has no plans to engage in interstate banking activities.

The Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:
-	the creation of a five-member oversight board appointed by the Securities & Exchange Commission that will set standards for accountants and have investigative and disciplinary powers;
-	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;
-	increased penalties for financial crimes;
-	expanded disclosure of corporate operations and internal controls and required executive certification of financial presentations;
-	increased requirements for board audit committees and their members;
-	enhanced controls on, and reporting of, insider trading; and
-	statutory separations between investment bankers and analysts.

The new legislation and its implementing regulations will result in increased costs of compliance, including certain outside professional costs.

USA Patriot Act of 2001

The USA Patriot Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws, including:

-	due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-US persons;
-	standards for verifying customer identification at account opening and maintaining expanded records;
-	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;
-	reports by non-financial businesses filed with the U.S. Treasury Department for cash transactions exceeding $10,000; and
-	suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Fair and Accurate Credit Transactions Act

In December, 2003, President Bush signed into law the Fair and Accurate Credit Transactions Act ("FACT Act") which sets new obligations for financial firms to help deter identity theft and give consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. The FRB and the Federal Trade Commission ("FTC") are required to draft regulations to implement the FACT Act. It is not possible at this time to determine the impact of such regulations that are to be drafted; however, the FRB and FTC recently announced that businesses will have until December 1, 2004 to comply with the new initiatives.

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

History and Business - Bank

The Bank's headquarters are located at 100 South Main Street, Slippery Rock, Pennsylvania 16057. The Bank had total assets, total liabilities, and total equity of $335,004,000, $303,789,000 and $31,215,000 respectively at December 31, 2003.

The Bank is a full service financial institution, whose products and services include the accepting of time and demand deposits, and the origination of secured and unsecured commercial, mortgage and consumer loans. In addition to these services, the Bank also has a full service trust division that not only offers traditional trust services, but the sale of mutual funds, annuities and other insurance products as well. The Bank's business is not seasonal in nature.

At December 31, 2003, the Bank had 134 full-time employees and 28 part-time employees.

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

Average Balance Sheets

The average balance sheets for each of the last three fiscal years are incorporated herein by reference to the table on page 34 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

Analysis of Net Interest Income and Net Interest Income Changes

The analysis of net interest income and the analysis of net interest income changes are incorporated herein by reference to the tables on pages 34 and 35 of Management's Discussion and Analysis of Financial Condition and Results of Operations and the related discussion on pages 34 through 37 of the Company's 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

Investment Securities Portfolio

The investment securities portfolio as of December 31 for each of the last three years as of December 31, 2003, are incorporated herein by reference to the first table on page 46 of Management's Discussion and Analysis of Financial Condition and Results of Operations and the related discussion on page 46 of the Company's 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

Loan and Lease Portfolio

The loan and lease portfolio as of December 31 for each of the last five years are incorporated herein by reference to the middle table on page 46 of Management's Discussion and Analysis of Financial Condition and Results of Operations and the related discussion on pages 46 and 47 of the Company's 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

Risk Elements of Loan and Lease Portfolio

Nonperforming and underperforming asset detail and related discussion are incorporated herein by reference to the Schedule of Non-performing Assets and Non-accrual/Impaired Loans sections of Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 49 and 50) of the Company's 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

Summary of Loan Loss Experience

A summary of the activity in the reserve for credit losses as well as the elements of the reserve for credit losses for each of the last five years ended December 31 are herein incorporated by reference to the Allowance for Loan Losses section of Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 47 and 48) of the Company's 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

Deposits

The deposits related discussion, including maturity distribution of certificates - $100,000 and over at December 31, 2003, is incorporated herein by reference to the Deposits section of Management's Discussion and Analysis of Financial Condition and Results of Operations (page 51) of the Company's 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

Short-term Borrowings

Short-term borrowings related detail by category as of December 31 for each of the last two years is incorporated herein by reference to Note 10 (page 20) of the Notes to Consolidated Financial Statements of the Company's 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

Item 2.             Properties

The Bank has a full service drive through branch facility in addition to the Main banking facility in Slippery Rock, Pennsylvania, as well as one full service branch facility each in the communities of Prospect, Portersville, Harrisville, New Wilmington, Hickory Township, and Grove City, Pennsylvania. In October 2000, the Bank opened its first grocery store branch in Slippery Rock. The Bank also has an operations center located in Slippery Rock Township. In addition, in 1998, the Bank moved its Wealth Management Group to a freestanding facility in Slippery Rock. With the exception of the grocery store branch, the Bank owns all of its facilities, and is subject to a real estate mortgage obligation at its New Wilmington location, the details of which can be found in note 11 of the Notes to Consolidated Financial Statements on page 20 of the Company's 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

The Company's headquarters are located at the Bank's Main office facility at 100 South Main Street, Slippery Rock, Pennsylvania, 16057. The Company pays no rent or other form of consideration for the use of the facility as its corporate headquarters.

Item 3.             Legal Proceedings

In January 2004, two lawsuits were filed by a borrower and guarantor arising out of financings by the Bank consummated in March 1998. These suits were filed in the Court of Common Pleas of Lawrence County, Pennsylvania. Todd W. Booher v. First National Bank of Slippery Rock (Case No. 10124 of 2004, C.A.) and Estate of Pansie Booher v. First National Bank of Slippery Rock (Case No. 10125 of 2004, C.A.). Among other things, the suits allege that as a result of the Bank's commercially unreasonable sale of certain collateral, the plaintiff suffered losses of approximately $1.3 million. The Corporation believes it has meritorious defenses and intends to vigorously defend. However, no assurances can be given as to the ultimate outcome of these proceedings.

Item 4.             Submission of Matters to a Vote of Security Holders

(Not Applicable)

Part II

Item 5.             Market for Registrant's Common Equity and Related Stockholder Matters

The information required by this Item pertaining to Market for Common Equity and Related Stockholder Matters is included in the Company's 2003 Annual Report on pages 51 and 52, and is incorporated herein by reference.

The following is a table showing securities authorized for issuance under equity compensation plans:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	162,700	$15.79	88,397
Equity compensation plans not approved by security holders	--	--	--
Total	162,700	$15.79	88,397

Item 6.             Selected Financial Data

The information required by this Item pertaining to Selected Financial Data is included in the Company's 2003 Annual Report on page 1, and is incorporated herein by reference.

Item 7.             Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item pertaining to Management's Discussion and Analysis of Financial Condition and Results of Operations is included in the Company's 2003 Annual Report on pages 32 through 52, and is incorporated herein by reference.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

The information required by this Item pertaining to Quantitative and Qualitative Disclosures About Market Risk is included in the Company's 2003 Annual Report on pages 40 through 45, and is incorporated herein by reference.

Item 8.             Financial Statement and Supplementary Data

The Company's consolidated financial statements and notes thereto contained in the 2003 Annual Report are filed as Exhibit 13 hereto and are incorporated in their entirety by reference under this item.

Annual Report

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(Not Applicable)

Item 9A.             Controls and Procedures

As of the year ended December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Part III

Item 10.           Directors and Executive Officers of the Registrant

The information required by this Item pertaining to directors of the Company is included in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders on pages 4, 5, 6 and 9 thereof, is incorporated herein by reference.

The Company maintains a code of ethics for its CEO and principal accounting/financial officers. Any amendments to the code must apply with applicable laws and regulations. A copy of the code is included as Exhibit 14 to this report.

Item 11.           Executive Compensation

The information required by this Item is included in the 2004 Proxy Statement in the Executive Compensation section on pages 9 through 12 and 14 thereof, and is incorporated herein by reference.

Item 12.           Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is included in the 2004 Proxy Statement in the Voting Securities section on pages 2 and 3 thereof, and is incorporated herein by reference.

Item 13.           Certain Relationships and Related Transactions.

The information required by this Item is included in the 2004 Proxy Statement in the Transactions with Management section on page 14 thereof, and is incorporated herein by reference.

Item 14.           Principal Accountant Fees and Services

The information required by this Item is included in the 2004 Proxy Statement in the Transactions with Management section on page 15 thereof, and is incorporated herein by reference.

Part IV.

Item 15.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents were filed as part of the Form 10-K:

(1) Financial Statements - The information required by this item is set forth in Part II, Item 8 of this Report.

(2) Financial Statement Schedules - N/A

(3) Exhibits required by Item 601 of Regulation S - K:

Exhibit Number
3 (i)	Articles of Incorporation filed on March 6, 1992 as Exhibit 3(i) to Registration Statement on Form S-4 (No. 33-46164) and incorporated herein by reference.
3(ii)	By-laws filed on March 6, 1992 as Exhibit 3(ii) to Registration Statement on Form S-4 (No. 33-46164) and incorporated herein by reference.
13	Annual Report to Shareholders for Fiscal Year Ended December 31, 2003 filed with the Commission on March 30, 2004 and incorporated herein by reference.
14	Code of Ethics
21	List of Subsidiaries (See Item 1. Business - General)
31.1	Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer
32.1	Section 1350 Certification- Chief Executive Officer
32.2	Section 1350 Certification - Chief Financial Officer
99.1	Notice of Annual Meeting, Proxy Statement and form of Proxy for Annual Meeting of Shareholders to be held on April 20, 2004 filed with the Commission on March 29, 2004 and incorporated herein by reference.
(b)	Reports on Form 8-K - None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Slippery Rock Financial Corporation

By:	/s/ WILLIAM C. SONNTAG
William C. Sonntag President & CEO

Date: March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:	/s/ MARK A. VOLPONI
Mark A. Volponi CFO

Date: March 29, 2004
By:	/s/ DALE R. WIMER
Dale R. Wimer Secretary

Date: March 29, 2004

Signatures (Continued)

By /s/ John W. Conway	By /s/ S.P. Snyder
John W. Conway Director Date: March 16, 2004	S.P. Snyder Director Date: March 16, 2004
By /s/ Robert E. Gregg	By /s/ William C. Sonntag
Robert E. Gregg Director Date: March 16, 2004	William C. Sonntag Director Date: March 16, 2004
By /s/ William D. Kingery William D. Kingery Director Date: March 16, 2004	By /s/ Charles C. Stoops, Jr. Charles C. Stoops, Jr. Director Date: March 16, 2004
By /s/ Brenda K. McBride Brenda K. McBride Director Date: March 16, 2004	By /s/ Norman P. Sundell Norman P. Sundell Director Date: March 16, 2004
By /s/ Scott A. McDowell Scott A. McDowell Director Date: March 16, 2004
By /s/ Thomas D. McClymonds Thomas D. McClymonds Director Date: March 16, 2004

Index to Exhibits

Item Number	Description
13	Annual Report of Shareholders
14	Code of Ethics
31.1	Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer
32.1	Section 1350 Certification - Chief Executive Officer
32.2	Section 1350 Certification - Chief Financial Officer

Exhibit 13

SLIPPERY ROCK FINANCIAL CORPORATION

2003 Annual Financial Report

INDEX	Page

Selected Financial Data	1

Report of Independent Auditors	2

Consolidated Financial Statements	3-6

Notes to Consolidated Financial Statements	7-31

Management’s Discussion and Analysis of Financial Condition and Results of Operations	32-52

SLIPPERY ROCK FINANCIAL CORPORATION
SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

Five Years Ended December 31,	2003	2002	2001	2000	1999

SUMMARY OF EARNINGS
Interest income	$17,556	$20,320	$22,773	$20,049	$16,619
Interest expense	6,328	8,344	11,380	8,955	6,797
Net interest income	11,228	11,976	11,393	11,094	9,822
Provision for loan losses	1,519	911	1,020	820	720
Net interest income after provision for loan losses	9,709	11,065	10,373	10,274	9,102
Other income	4,283	3,063	2,947	1,969	1,735
Other expense	10,618	9,995	8,601	7,490	6,484
Income before income taxes	3,374	4,133	4,719	4,753	4,353
Applicable income tax expense	903	1,213	1,388	1,382	1,256
NET INCOME	$ 2,471	$ 2,920	$ 3,331	$ 3,371	$ 3,097

PER SHARE DATA
Earnings per share	$0.90	$1.05	$1.20	$1.22	$1.12
Dividends paid	$0.60	$0.60	$0.55	$0.50	$0.43
Book value per share at period end	$11.42	$11.51	$10.82	$10.16	$9.26
Average number of shares outstanding	2,743,720	2,775,915	2,769,846	2,769,236	2,765,086

STATEMENT OF CONDITION STATISTICS
(At end of period)
Assets	$335,030	$337,543	$324,035	$283,442	$233,019
Deposits	$267,120	$271,303	$261,895	$223,579	$197,124
Loans	$207,234	$232,157	$240,786	$231,321	$183,142
Allowance for loan losses	$3,106	$3,110	$2,766	$2,142	$1,681
Investment securities	$80,370	$78,553	$45,335	$26,452	$29,573
Short-term borrowings	$5,415	$2,825	-	$30,000	$9,000
Long term debt	$30,127	$30,177	$30,260	$336	$304
Stockholders’ equity	$31,323	$31,960	$29,979	$28,143	$25,610

SIGNIFICANT RATIOS (1)
Return on average equity	7.69%	9.36%	11.54%	12.46%	12.34%
Return on average assets	0.72%	0.88%	1.06%	1.30%	1.37%
Loans as a percent of deposits	77.58%	85.57%	91.94%	103.46%	92.91%
Ratio of average equity to average assets	9.42%	9.35%	9.15%	10.44%	11.11%
Dividends as a percent of net income	66.59%	57.06%	45.75%	40.98%	38.39%

(1) Loans as a percent of deposits calculations use actual period end volume data, all other ratios use average daily volume data.

Board of Directors and Stockholders
Slippery Rock Financial Corporation

We have audited the accompanying consolidated balance sheet of Slippery Rock Financial Corporation and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Slippery Rock Financial Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ S.R. Snodgrass, AC

Wexford, PA
January 30, 2004

SLIPPERY ROCK FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

December 31,	2003	2002
ASSETS
Cash and due from banks	$14,970	$13,484
Federal funds sold	9,570	-
Mortgage loans held for sale	1,950	1,417
Investment securities available for sale	79,945	75,907
Investment securities held to maturity (market value of $426 and $2,661)	425	2,646
Loans	207,234	232,157
Less allowance for loan losses	3,106	3,110
Net loans	204,128	229,047
Premises and equipment	9,289	7,419
Core deposit intangible	11	99
Goodwill	1,013	1,013
Bank-owned life insurance	6,147	-
Accrued interest and other assets	7,582	6,511
TOTAL ASSETS	$335,030	$337,543

LIABILITIES
Deposits:
Non-interest-bearing demand	$48,591	$44,807
Interest-bearing demand	38,697	32,512
Savings	55,186	58,209
Money market	30,227	27,103
Time	94,419	108,672
Total deposits	267,120	271,303
Short-term borrowings	5,415	2,825
Other borrowings	30,127	30,177
Accrued interest and other liabilities	1,045	1,278
TOTAL LIABILITIES	303,707	305,583

STOCKHOLDERS’ EQUITY
Common stock, par value $.25; 12,000,000 shares authorized; 2,731,132 and 2,776,504 issued and outstanding	695	694
Capital surplus	10,712	10,656
Retained earnings	20,806	19,982
Accumulated other comprehensive income (loss)	(119)	628
Treasury stock, at cost (49,000 shares)	(771)	-
TOTAL STOCKHOLDERS’ EQUITY	31,323	31,960
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$335,030	$337,543
See accompanying notes to the consolidated financial statements.

SLIPPERY ROCK FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share data)

Year Ended December 31,	2003	2002	2001

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$14,478	$17,439	$20,164
Federal funds sold	117	193	749
Interest and dividends on investment securities:
Taxable interest	2,315	1,999	949
Tax-exempt interest	587	625	804
Dividends	59	64	107
Total interest and dividend income	17,556	20,320	22,773

INTEREST EXPENSE
Deposits	4,707	6,773	9,753
Short-term borrowings	55	3	434
Other borrowings	1,566	1,568	1,193
Total interest expense	6,328	8,344	11,380

NET INTEREST INCOME	11,228	11,976	11,393

PROVISION FOR LOAN LOSSES	1,519	911	1,020

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,709	11,065	10,373

OTHER INCOME
Service charges on deposit accounts	1,475	1,169	1,000
Trust Department income	158	128	148
Investment securities gains, net	252	240	37
Net gains on loan sales	1,493	744	613
Interchange fee income	388	405	376
Other income	517	377	773
Total other income	4,283	3,063	2,947

OTHER EXPENSE
Salaries and employee benefits	5,528	4,890	4,297
Occupancy expense	695	689	652
Equipment expense	1,056	924	790
Data processing expense	308	330	352
Pennsylvania shares tax	319	294	270
Professional fees	275	453	161
Dues and subscriptions	257	136	102
Other expense	2,180	2,279	1,977
Total other expense	10,618	9,995	8,601
Income before income taxes	3,374	4,133	4,719
Income tax expense	903	1,213	1,388

NET INCOME	$2,471	$2,920	$3,331

EARNINGS PER SHARE
Basic	$0.90	$1.05	$1.20
Diluted	$0.90	$1.05	$1.20

See accompanying notes to the consolidated financial statements.

SLIPPERY ROCK FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Comprehensive Income
Balance, December 31, 2000	$692	$10,552	$16,924	$(25)	$ --	$28,143
Net income			3,331			3,331	$3,331
Other comprehensive income:
Net unrealized loss on available -for-sale securities, net of reclassification adjustment, net of tax benefit of $11				(21)		(21)	(21)
Comprehensive income							$3,310
Cash dividends ($.55 per share)			(1,524)			(1,524)
Stock options exercised	1	49				50
Balance, December 31, 2001	693	10,601	18,731	(46)	--	29,979
Net income			2,920			2,920	$2,920
Other comprehensive income: Net unrealized gain on available-for-sale securities, net of reclassification adjustment, net of taxes of $347				674		674	674
Comprehensive income							$3,594
Cash dividends ($.60 per share)			(1,666)			(1,666)
Stock options exercised	1	55	(3)			53
Balance, December 31, 2002	694	10,656	19,982	628	--	31,960
Net income			2,471			2,471	$2,471
Other comprehensive income: Net unrealized loss on available-for-sale securities, net of reclassification adjustment, net of tax benefit of $384				(747)		(747)	(747)
Comprehensive income							$1,724
Purchase of treasury stock (49,000 shares)					(771)	(771)
Cash dividends ($.60 per share)			(1,645)			(1,645)
Stock options exercised	1	56	(2)			55
Balance, December 31, 2003	$695	$10,712	$20,806	$(119)	$(771)	$31,323

	2003	2002	2001
Components of other comprehensive income (loss):
Change in net unrealized gain (loss) on investment securities available for sale	$ (581)	$ 832	$ 3
Realized gains included in net income, net of taxes of $86, $82, and $13, respectively	(166)	(158)	(24)
Total	$(747)	$674	$(21)

See accompanying notes to the consolidated financial statements.

SLIPPERY ROCK FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

Year Ended December 31,	2003	2002	2001

OPERATING ACTIVITIES
Net income	$2,471	$2,920	$3,331
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,519	911	1,020
Depreciation, amortization, and accretion of investment securities	1,017	935	756
Investment security gains, net	(252)	(240)	(37)
Originations of mortgage loans held for sale	(63,186)	(38,509)	(27,304)
Proceeds from sales of mortgage loans	63,420	40,944	25,441
Net gains on loan sales	(1,493)	(744)	(613)
Decrease (increase) in accrued interest receivable	226	(31)	139
Earnings on bank-owned life insurance	(147)	-	-
Increase (decrease) in accrued interest payable	(217)	(566)	302
Other, net	(96)	216	154
Net cash provided by operating activities	3,262	5,836	3,189

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	17,699	11,811	4,539
Proceeds from maturities and repayments	20,379	17,334	5,477
Purchases	(43,145)	(59,717)	(29,926)
Investment securities held to maturity:
Proceeds from maturities and repayments	2,221	2,471	1,044
Purchases	-	(4,000)	-
Decrease (increase) in loans, net	16,267	7,711	(16,195)
Purchases of premises and equipment	(2,763)	(737)	(1,362)
Purchase of bank-owned life insurance	(6,000)	-	-
Proceeds from loan sales	6,720	-	6,428
Purchase of regulatory stock	(125)	(630)	-
Proceeds from sales of other real estate owned	545	265	-
Net cash provided by (used for) investing activities	11,798	(25,492)	(29,995)
FINANCING ACTIVITIES
Increase (decrease) in deposits, net	(4,183)	9,408	38,316
Increase (decrease) in short-term borrowings, net	2,590	2,825	(30,000)
Proceeds from other borrowings	-	-	30,000
Payments on other borrowings	(50)	(83)	(76)
Purchase of treasury stock	(771)	-	-
Proceeds from stock options exercised	55	53	50
Cash dividends paid	(1,645)	(1,666)	(1,524)
Net cash provided by (used for) financing activities	(4,004)	10,537	36,766
Increase (decrease) in cash and cash equivalents	11,056	(9,119)	9,960
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,484	22,603	12,643
CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,540	$13,484	$22,603

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Nature of Operations and Basis of Presentation

     The consolidated financial statements include the accounts of Slippery Rock Financial Corporation (the "Company") and its wholly owned subsidiary, The First National Bank of Slippery Rock (the "Bank"). All significant intercompany transactions have been eliminated in consolidation. The investment in subsidiary on the parent company financial statements is carried at the parent company’s equity in the underlying net assets.

     The Company is a Pennsylvania corporation organized to become the holding company of the Bank. The Bank is a national bank headquartered in Slippery Rock, Pennsylvania. The Company’s principal sources of revenue emanate from interest earnings on its portfolio of residential real estate, commercial mortgage, and commercial and consumer loans as well as interest earnings on investment securities and a variety of deposit and trust services provided to its customers through nine locations. The Company is supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency.

     The accounting principles followed by the Company and its wholly owned subsidiary, the Bank, and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and statement of income. Actual results could differ significantly from those estimates.

Investment Securities

     Investment securities are classified at the time of purchase, based upon management’s intentions and ability, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are stated at cost adjusted for amortization of premium and accretion of discount which are computed using the level yield interest method and recognized as adjustments of interest income. Certain other securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available-for-sale securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Realized securities gains and losses, if any, are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned on the accrual method.

     Common stock of the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank represents ownership in institutions which are wholly owned by other financial institutions. These securities are accounted for at cost and are classified as regulatory stock in other assets.

Loans

     Loans are reported at their principal amount net of the allowance for loan losses. Interest on loans is recognized as income when earned on the accrual method. The Company’s general policy has been to stop accruing interest on loans when it is determined a reasonable doubt exists as to the collectibility of additional interest. Income is subsequently recognized only to the extent that cash payments are received and, in management’s judgment, the borrower has the ability and intent to make future interest and principal payments.

     Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield. The Company is

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans (Continued)

amortizing these amounts over the contractual lives of the related loans.

     In general, fixed rate, permanent residential mortgage loans originated by the Bank are held for sale and are carried in the aggregate at the lower of cost or market. Such loans are sold to Freddie Mac and serviced by the Bank.

Allowance for Loan Losses

     The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management’s periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

     Impaired loans are commercial and commercial real estate loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of "impaired loans" is not the same as the definition of "nonaccrual loans," although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired if the loan is not a commercial or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

     Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which consist of three years to thirty-nine years for buildings and three years to seven years for furniture, fixtures, and equipment. Expenditures for maintenance and repairs are charged against income as incurred. Costs of major additions and improvements are capitalized.

Real Estate Owned

     Real estate owned acquired by foreclosure is classified as a component of other assets at the lower of the recorded investment in the property or its fair value minus estimated costs of sale. Prior to foreclosure, the value of the underlying collateral is written down by a charge to the allowance for loan losses if necessary. Any subsequent write-downs are charged against operating expenses.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate Owned (Continued)

Operating expenses of such properties, net of related income and losses on their disposition, are included in operations of other real estate.

Intangible Assets

     Such assets are comprised of branch acquisition core deposit premiums. These core deposit premiums which were quantified by specific core deposit life studies are amortized using the straight-line method over seven years, which approximates the estimated average lives of the deposit accounts. Annual assessments of the carrying values and remaining amortization periods of intangible assets are made to determine possible carrying value impairment and appropriate adjustments as deemed necessary.

Goodwill

     Goodwill is the excess of the purchase price over the fair value of the assets acquired in connection with business acquisitions accounted for as purchases and was being amortized on a straight-line method over 15 years, prior to January 1, 2002. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill from an amortization method to an impairment-only approach. This statement eliminated the regularly scheduled amortization of goodwill and replaced this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company, upon adoption of this statement, stopped amortizing existing goodwill of $1.0 million. In addition, the Company performs an annual impairment analysis of goodwill. Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2003 and 2002.

Trust Department

     Trust Department assets (other than cash deposits) held by the Bank in fiduciary or agency capacities for its customers are not included in the consolidated balance sheet since such items are not assets of the Company. In accordance with industry practice, fees are recorded on the cash basis and approximate the fees which would have been recognized on the accrual basis.

Income Taxes

     The Company and its subsidiary file a consolidated federal income tax return. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Earnings Per Share

     The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share are calculated utilizing net income as reported as the numerator and average shares outstanding as the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any stock options, warrants, and convertible securities are adjusted in the denominator.

Employee Benefits

     Pension and employee benefits include contributions, determined actuarially, to a defined benefit retirement plan covering the eligible employees of the Bank. The plan is funded on a current basis to the extent that it is deductible under existing federal tax regulations. Pension and other employee benefits also include contributions to a defined contribution Section 401(k) plan covering eligible employees. Contributions matching those made by eligible employees and an elective contribution are made annually at the discretion of the Board of Directors.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options

     The Company maintains a stock option plan for the directors, officers, and employees. The Company accounts for its stock option plans under provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this Opinion, no compensation expense has been recognized with respect to the plans because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the grant date.

     Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of FAS No. 123, Accounting for Stock-based Compensation, net income applicable to common stock and basic and diluted net income per common share for the years ended December 31 would have been as follows (in thousands, except per share data):

	2003	2002	2001
Net income applicable to common stock: As reported	$2,471	$2,920	$3,331
Less pro forma expense related to option	109	84	71
Pro forma	$2,362	$2,836	$3,260
Basic net income per common share: As reported	$ 0.90	$ 1.05	$ 1.20
Pro forma	0.87	1.02	1.18
Diluted net income per common share: As reported	$ 0.90	$ 1.05	$ 1.20
Pro forma	0.87	1.02	1.18

     For purposes of computing pro forma results, the Company estimated the fair values of stock options using the Black-Scholes option pricing model. The model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for the stock option plans. The fair value of each stock option granted was estimated using the following weighted-average assumptions for grants in 2003, 2002, and 2001: (1) expected dividend yields ranged from 3.53 percent to 3.94 percent; (2) risk-free interest rates ranged from 3.78 percent to 5.07 percent; (3) expected volatility of 15.0 to 22.0; and (4) expected lives of options ranged from 6.75 to 9.75 years.

Mortgage Servicing Rights ("MSRs")

     The Company has agreements for the express purpose of selling loans in the secondary market. The Company maintains all servicing rights for these loans. Originated MSRs are recorded by allocating total costs incurred between the loan and servicing rights based on their relative fair values. MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio. Impairment is evaluated based on the fair value of the right, based on portfolio interest rates and prepayment characteristics. MSRs are a component of other assets on the Consolidated Balance Sheet.

Comprehensive Income

     The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Continued)

of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

Cash Flow Information

     The Company has defined cash and cash equivalents as those amounts included in the balance sheet captions Cash and due from banks and Federal funds sold.

     Cash payments for interest in 2003, 2002, and 2001 were $6,545,000, $8,910,000, and $11,078,000, respectively. Cash payments for income taxes for 2003, 2002, and 2001 amounted to $1,510,000, $991,000, and $1,635,000, respectively.

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards ("FAS") No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement retains the disclosures required by FAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair value of plan assets. Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement retains reduced disclosure requirements for nonpublic entities from FAS No. 132, and it includes reduced disclosure for certain of the new requirements. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim disclosures required by this statement are effective for interim periods beginning after December 15, 2003.

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

     On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies - regardless of the accounting method used - by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

     In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No.149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to September 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after September 30, 2003. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of this statement did not have a material effect on the Company’s reported equity.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

     In December 2003, the FASB issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity (VIE) and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. Application of this Interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Small business issuers must apply this Interpretation to all other types of VIEs at the end of the first reporting period ending after December 15, 2004. The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

Reclassification of Comparative Amounts

     Certain comparative amounts for the prior year have been reclassified to conform to current year presentations. Such reclassifications had no effect on net income or stockholders’ equity.

2.  EARNINGS PER SHARE

     There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	2003	2002	2001
Weighted-average common shares outstanding used to calculate basic earnings per share	2,743,720	2,775,915	2,769,846
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	13,104	3,911	-
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	2,756,824	2,779,826	2,769,846

     Options to purchase 116,400 shares of common stock at prices from $15.23 to $19.30 were outstanding during 2002 and options to purchase 39,050 shares of common stock at prices from $18.50 to $19.30 were outstanding during 2001, respectively, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

3.  INVESTMENT SECURITIES

     Amortized cost and estimated market values of investment securities are summarized as follows (in thousands):

2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available for Sale
U.S. Government agency securities	$23,221	$ 181	$ (244)	$23,158
Obligations of states and political subdivisions	14,206	431	-	14,637
Other debt securities	100	-	-	100
Mortgage-backed securities	42,598	21	(569)	42,050
Total	$80,125	$ 633	$ (813)	$79,945

2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Held to Maturity
Obligations of states and political subdivisions	$ 225	$ 1	$ -	$ 226
Other debt securities	200	-	-	200
Total	$ 425	$ 1	$ -	$ 426

2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available for Sale
U.S. Government agency securities	$10,634	$ 295	$ -	$10,929
Obligations of states and political subdivisions	13,950	521	-	14,471
Other debt securities	100	-	-	100
Mortgage-backed securities	50,272	323	(188)	50,407
Total	$74,956	$1,139	$ (188)	$ 75,907

2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Held to Maturity
U.S. Government agency securities	$ 2,000	$ 9	$ -	$ 2,009
Obligations of states and
political subdivisions	345	6	-	351
Other debt securities	300	-	-	300
Mortgage-backed securities	1	-	-	1
Total	$ 2,646	$ 15	$ -	$ 2,661

3.  INVESTMENT SECURITIES (Continued)

     The amortized cost and estimated market value of debt securities, at December 31, 2003, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

Due in one year or less	$ 1,765	$ 1,809	$ -	$ -
Due after one year through five years	23,161	23,367	425	426
Due after five years through ten years	21,908	21,899	-	-
Due after ten years	33,291	32,870	-	-
Total	$ 80,125	$ 79,945	$ 425	$ 426

     The total proceeds received, gross realized gains, and gross realized losses derived from the sale of securities available for sale are shown below.

	2003	2002	2001
Proceeds from sales	$ 17,699	$ 11,811	$ 4,539
Gross gains	252	252	37
Gross losses	-	(12)	-

       Investment securities with an amortized cost and estimated market value of $20,023,000 and $20,559,000, respectively, at December 31, 2003, and $23,135,000 and $23,779,000, respectively, at December 31, 2002, were pledged to secure public deposits and other purposes as required by law.

       The following table shows the Company’s estimated market value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2003 (in thousands).

	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
U.S. Government agency securities	$ 12,130	$ 244	$ -	$ -	$ 12,130	$ 244
Mortgage-backed securities	28,344	507	10,406	62	38,750	569
Total debt securities	$ 40,474	$ 751	$ 10,406	$ 62	$ 50,880	$ 813

     The Company’s investment securities portfolio contains unrealized losses of direct obligations of U.S. Government agency securities, including mortgage-related instruments, issued or backed by the full faith and credit of the U.S. Government or are generally viewed as having the implied guarantee of the U.S. Government.

3.  INVESTMENT SECURITIES (Continued)

     On a monthly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio unless the Company has the ability to hold the security to maturity without incurring a loss. Generally, impairment is considered other than temporary when an investment security has sustained a decline of 10 percent or more for six months.

     The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that is not expected to result in the noncollection of principal and interest.

4.  LOANS

     Major classifications of loans are summarized as follows (in thousands):

	2003	2002
Real estate:
Construction	$ 9,393	$ 13,201
Residential	98,851	116,994
Commercial	53,814	42,733
Commercial, financial, and agricultural	18,986	25,187
Consumer	26,190	34,042
	207,234	232,157
Less allowance for loan losses	3,106	3,110
Net loans	$204,128	$229,047

     Real estate loans serviced for Freddie Mac, which are not included in the Consolidated Balance Sheet, totaled $101,789,000 and $79,046,000 at December 31, 2003 and 2002, respectively.

     In the normal course of business, loans are extended to directors, executive officers, and their associates. A summary of loan activity for those directors, executive officers, and their associates with aggregate loan balances in excess of $60,000 for the year ended December 31, 2003, is as follows (in thousands):

2002	Advances	Amounts Collected	2003
$ 2,238	$ 20,201	$ 20,935	$ 1,504

     The Company’s primary business activity is with customers located within its local trade area. Commercial, residential, personal, and agricultural loans are granted. Although the Company has a diversified loan portfolio at December 31, 2003 and 2002, loans outstanding to individuals and businesses are dependent upon the local economic conditions in the immediate trade area.

     The Company had nonaccrual loans, inclusive of impaired loans, of $3,170,000 and $4,518,000 at December 31, 2003 and 2002, respectively. Interest income on loans would have increased by approximately $241,000 and $259,000 during 2003 and 2002, respectively, if these loans had performed in accordance with their original terms.

4.  LOANS (Continued)

     Information with respect to impaired loans as of and for the years ended December 31 is as follows (in thousands):

	2003	2002	2001
Impaired loans
Without a related allowance for loan losses	$2,026	$ -	$ -
With a related allowance for loan losses	273	4,224	3,104
Related allowance for loan losses	110	1,224	486
Average recorded blance of impaired loans	2,804	5,317	2,190
Interest income recognized on impaired loans	60	194	108

5.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the years ended December 31 are as follows (in thousands):

	2003	2002	2001
Balance, January 1	$3,110	$2,766	$2,142
Add:
Provision charged to operations	1,519	911	1,020
Recoveries	111	159	43
Less loans charged off	1,634	726	439

Balance, December 31	$3,106	$3,110	$2,766

6. PREMISES AND EQUIPMENT

     Major classifications of premises and equipment are summarized as follows (in thousands):

	2003	2002
Land	$ 1,605	$ 1,300
Bank buildings	9,591	7,490
Furniture, fixtures, and equipment	6,139	5,781
	17,335	14,571
Less accumulated depreciation	8,046	7,152

Total	$ 9,289	$ 7,419

     Depreciation charged to operations was $893,000, $836,000, and $716,000 in 2003, 2002, and 2001, respectively.

7. INTANGIBLE ASSETS

     A summary of core deposit intangible assets is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance at December 31, 2001	$869	$(646)	$223
Amortization expense	-	(124)	(124)

Balance at December 31, 2002	869	(770)	99
Amortization expense	-	(88)	(88)

Balance at December 31, 2003	$869	$(858)	$ 11

     The amortization expense of amortizing intangible assets is $11,000 for the year ended December 31, 2004.

8. GOODWILL

A summary of goodwill is as follows (in thousands):

	2003	December 31, 2002	2001

Gross carrying amount	$1,550	$1,550	$1,550
Less accumulated amortization	(537)	(537)	(537)

Net carrying amount	$1,013	$1,013	$1,013

     The gross carrying amount of goodwill was tested for impairment in the fourth quarter, after the annual forecasting process. Due to an increase in overall earning asset growth, operating profits and cash flows were greater than expected. Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, no goodwill loss was recognized in 2003 and 2002.

8. GOODWILL (Continued)

    The following table sets forth a comparison of net income and basic and diluted earnings per share, adjusted for the adoption of FAS No. 142, Goodwill and OtherIntangible Assets (in thousands, except per share data).

	2003	2002	2001
Goodwill amortization	$ -	$ -	$ 103
Net income	$2,471	$2,920	$3,331
Addback: Goodwill amortization (net of tax)	-	-	68
Adjusted net income	$2,471	$2,920	$3,399

Basic earnings per share: Net income	0.90	$1.05	$1.22
Goodwill amortization	-	-	0.02
Adjusted basic earnings per share	$ 0.90	$1.05	$1.22

Diluted earnings per share: Net income	$ 0.90	$1.05	$1.22
Goodwill amortization	-	-	0.02
Adjusted diluted earnings per share	$ 0.90	$1.05	$1.22

9. DEPOSITS

    At December 31, 2003, time deposits totaled $94,419,000. Time deposits of $46,046,000, $19,454,000, $11,233,000, $9,187,000, and $8,499,000 mature during 2004, 2005, 2006, 2007, and 2008, respectively.

    Time deposits include certificates of deposit and other time deposits in denominations of $100,000 or more. Such deposits totaled $24,590,000 and $30,471,000 at December 31, 2003 and 2002, respectively. Interest expense on certificates of deposit over $100,000 amounted to $1,210,000, $1,602,000, and $2,813,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

    The following table sets forth the remaining maturity of time certificates of deposit of $100,000 or more at December 31, 2003 (in thousands).

Three months or less	$ 4,396
Over three months through six months	1,629
Over six months through twelve months	4,719
Over twelve months	13,846
Total	$24,590

10. SHORT-TERM BORROWINGS

The outstanding balances and related information for short-term borrowings are summarized as follows (in thousands):

	2003		2002
	Amount	Rate	Amount	Rate
Balance at year-end	$5,415	1.06%	$2,825	1.25%
Average balance outstanding during the year	5,473	1.01	255	1.25
Maximum amount outstanding at any month-end	6,701	-	2,825	-

     During 2003 and 2002, short-term borrowings consisted entirely of repurchase agreements with fixed maturities of 30 days or less. The Company pledged investment securities with a carrying value of $8,735,000 and $7,536,000 at December 31, 2003 and 2002, respectively, as collateral for the repurchase agreements.

11. OTHER BORROWINGS

     Other borrowings consist of the following (in thousands):

	2003	2002
Long-term FHLB advances, adjustable rate, maturing in 2011	$30,000	$30,000
Community Loans FHLB Advances, due in monthly installments of $670 including interest at 6.92 percent	31	37
Community Loans FHLB Advances, due in monthly installments of $998 including interest at 6.90 percent	27	37
Community Loans FHLB Advances, due in monthly installments of $905 including interest at 6.93 percent	57	63
Real estate mortgage payable, due in monthly installments of $2,390 including interest at 4.00 percent	12	40
Total	$30,127	$30,177

     The scheduled maturities of advances outstanding are as follows:

Year Ending December 31, 2003	Amount
2004	36
2005	25
2006	21
2007	16
2008	13
2008 and thereafter	30,016
Total	$30,127

11. OTHER BORROWINGS (Continued)

    The terms of the convertible advances reset to the three-month London Interbank Offered Rate ("LIBOR") and have various spreads and call dates ranging from three months to seven years. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. The FHLB advances are secured by the Company’s FHLB stock and investment securities and are subject to substantial prepayment penalties.

     Pursuant to a collateral agreement entered into with the FHLB, these advances are secured by stock in the FHLB and qualifying first mortgage loans. At December 31, 2003, the Company’s remaining borrowing capacity was $129 million.

12. INCOME TAXES

    The provision for federal income taxes consists of (in thousands):

	2003	2002	2001
Currently payable	$793	$1,290	$1,581
Deferred	110	(77)	(193)
Total provision	$903	$1,213	$1,388

    The tax effects of deductible and taxable temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2003	2002
Deferred tax assets: Allowance for loan losses	$ 855	$ 920
Unrealized loss on securities	61	-
Premises and equipment	38	32
Mortgage servicing rights	26	2
Intangible assets	80	104
Other	21	62
Total	1,081	1,120
Deferred tax liabilities: Unrealized gain on securities	-	323
Prepaid pension asset	97	115
Deferred loan origination fees, net	67	41
Other	2	-
Total	166	479
Net deferred tax assets	$ 915	$ 641

    No valuation allowance was established at December 31, 2003 and 2002, in view of the Company’s ability to carryback taxes paid in previous years and certain tax strategies and anticipated future taxable income as evidenced by the Company’s earnings potential.

12. INCOME TAXES (Continued)

    The reconciliation between the federal statutory rate and the Company’s effective consolidated income tax rate is as follows (in thousands):

	2003		2002		2001
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Federal income tax at statutory rate	$1,147	34.0%	$1,405	34.0%	$1,605	34.0%
Tax-exempt income	(277)	(8.2)	(239)	(5.8)	(288)	(6.1)
Nondeductible interest to carry tax-exempt assets	21	0.6	38	0.9	61	1.3
Other	12	0.4	9	0.2	10	0.2
Actual expense and effective rate	$903	26.8%	$1,213	29.3%	$1,388	29.4%

13. EMPLOYEE BENEFITS

    The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates near retirement. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the plan’s actuary.

Obligations and Funded Status

The following table sets forth the status at December 31 (in thousands):

	Pension Benefits
	2003	2002
Change in benefit obligation Benefit obligation at beginning of year	$2,873	$2,888
Service cost	231	216
Interest cost	177	153
Actuarial loss (gain)	(115)	148
Benefits paid	(148)	(532)
Benefit obligation at end of year	3,018	2,873
Change in plan assets
Fair value of plan assets at beginning of year	1,759	2,309
Actual return (loss) on plan assets	327	(252)
Employer contribution	304	234
Benefits paid	(148)	(532)
Fair value of plan assets at end of year	2,242	1,759
Funded status	(776)	(1,114)
Unrecognized net actuarial loss	1,055	1,444
Unrecognized prior service cost	2	3
Unrecognized transition amount	(7)	(11)
	$ 274	$ 322

    The accumulated benefit obligation for all defined benefit pension plans was $1,956 and $1,836 at December 31, 2003 and 2002, respectively.

13. EMPLOYEE BENEFITS (Continued)

Obligations and Funded Status (Continued)

    Components of Net Periodic Benefit Cost:

	Pension Benefits
	2003	2002	2001
Service cost	$ 231	$ 216	$ 181
Interest cost	177	153	160
Expected return on plan assets	(126)	(130)	(180)
Amortization of prior service cost and transition assets	(3)	(3)	(3)
Recognized loss	72	42	25
Net periodic benefit cost	$ 351	$ 278	$ 183

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	2003	2002
Discount rate	6.50%	6.50%
Rate of compensation increase	5.00	5.00

     Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits
	2003	2002
Discount rate	6.50%	6.50%
Expected long-term return on plan assets	6.50	6.50
Rate of compensation increase	5.00	5.00

     The expected long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets, as well as future rates expected to be earned.

Plan Assets

    The Bank’s pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	2003	2002
Asset Category
Mutual funds	58%	60%
Certificates of deposit	23	25
Insurance contracts	18	14
Other	1	1
Total	100%	100%

13. EMPLOYEE BENEFITS (Continued)

Plan Assets (Continued)

    The investment objective for the defined benefit pension plan is to maximize total return with tolerance for average to slightly above average risk. Asset allocation strongly favors mutual funds, as these types of investments are generally less risky in nature than equity securities.

Cash Flows

Contributions

     The Bank expects to contribute $264,000 to its pension plan in 2004.

401(k) Plan

     The Bank maintains a trusteed Section 401(k) plan. The Bank makes matching contributions of 50 percent of eligible officers’ and employees’ contributions annually, to a maximum of 2 percent of base salary. Substantially all officers and employees are eligible to participate in the plan. The Bank’s contribution to this plan was $65,000, $59,000, and $44,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

14.  STOCK OPTION PLAN

     The Company maintains an Incentive Stock Option Plan ("ISOP") and a Directors Stock Option Plan ("Directors Plan"). The ISOP provides for granting up to 200,000 shares of authorized but unissued common stock to eligible salaried officers and employees. The Directors Plan provides for 72,000 authorized, but unissued, shares of common stock to be granted to nonemployee directors. The per share exercise price of an option granted cannot be less than the fair value of a share of common stock on the date the option is granted. The options granted under the Directors Plan are immediately vested while the options granted under the ISOP are not exercisable for two years and then are vested in equal installments in years three through five. The stock options typically have expiration terms of ten years subject to certain extensions and terminations. The following table presents share data related to the outstanding options.

	2003	Weighted-average Exercise Price	2002	Weighted-average Exercise Price
Outstanding, January 1	165,250	$15.69	142,300	$15.86
Granted	10,000	17.40	43,050	15.23
Exercised	(4,383)	14.96	(6,500)	14.39
Forfeited	(8,167)	16.09	(13,600)	16.63
Outstanding, December 31	162,700	15.79	165,250	15.69
Exercisable	107,183	$16.25	81,106	$16.28

14.  STOCK OPTION PLAN (Continued)

    The following table summarizes the characteristics of stock options outstanding at December 31, 2003:

Outstanding				Exercisable
Exercise Price	Shares	Average Life	Average Exercise Price	Shares	Average Exercise Price
$14.50	12,600	3.75	$14.50	12,600	$14.50
18.50	14,650	4.75	18.50	14,650	18.50
19.30	16,300	5.75	19.30	16,300	19.30
15.25	36,400	6.75	15.25	26,583	15.25
14.14	32,700	7.75	14.14	16,050	14.14
15.23	40,050	8.75	15.23	11,000	15.23
17.40	10,000	9.75	17.40	10,000	17.40
15.79	162,700		15.79	107,183	16.25

15. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

    In the normal course of business, there are various outstanding commitments and contingent liabilities which are not reflected in the accompanying consolidated financial statements. These commitments comprised the following at December 31 (in thousands):

	2003	2002
Commitments to extend credit	$38,188	$39,979
Standby letters of credit and financial guarantees	1,264	1,233
Total	$39,452	$41,212

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements including commercial paper, bond financing, and similar transactions.

     Such commitments and standby letters of credit involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The exposure to loss under these commitments is limited by subjecting them to credit approval and monitoring procedures. The amount of collateral obtained, if deemed necessary by the Company, upon the extension of credit is based on management’s credit evaluation of the counterparty. Substantially all commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of the loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Since many of the commitments are expected

15. COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

to expire without being drawn upon, the total contractual amounts do not necessarily represent future funding requirements.

     Performance letters of credit represent conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized over the coverage period.   For secured letters of credit, the collateral is typically real estate or customer business assets.

Contingent Liabilities

     The Company is involved in various legal actions from normal business activities. Management believes that the liability, if any, arising from such litigation will not have a material adverse effect on the Company’s financial position.

16.  REGULATORY RESTRICTIONS

Cash and Due From Banks

     Included in Cash and due from banks are reserves required by the district Federal Reserve Bank of $2,189,000 and $4,118,000 at December 31, 2003 and 2002, respectively. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

Dividends

     Under the National Bank Act, the approval of the Comptroller of the Currency is required if dividends declared by the subsidiary bank in any one year exceed the net profits of that year as defined, combined with net retained profit from the two preceding years. Using this formula, the amount available for payment of dividends in 2004, without approval of the Comptroller, will be limited to approximately $1,476,000 plus net profits in 2004 retained up to the date of the dividend declaration.

17.  REGULATORY CAPITAL REQUIREMENTS

     Federal regulations require the Company and the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average total assets.

     In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established five capital  categories ranging from "well capitalized" to "critically undercapitalized." Should any institution fail to meet the requirements to be considered "adequately capitalized," it would become subject to a series of increasingly restrictive regulatory actions.

    As of December 31, 2003 and 2002, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least 10 percent, 6 percent, and 5 percent, respectively.

17.  REGULATORY CAPITAL REQUIREMENTS (Continued)

    The Company’s actual capital ratios are presented in the following table which shows that both met all regulatory capital requirements (in thousands). The capital position of the Bank does not differ significantly from the Company’s.

	2003		2002
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$ 33,131	15.22%	$ 32,954	14.74%
For Capital Adequacy Purposes	17,418	8.00	17,883	8.00
To Be Well Capitalized	21,772	10.00	22,354	10.00
Tier I Capital (to Risk-weighted Assets)
Actual	$ 30,405	13.96%	$ 30,157	13.49%
For Capital Adequacy Purposes	8,709	4.00	8,942	4.00
To Be Well Capitalized	13,063	6.00	13,412	6.00
Tier I Capital (to Average Assets)
Actual	$ 30,405	9.03%	$ 30,157	8.93%
For Capital Adequacy Purposes	13,462	4.00	13,507	4.00
To Be Well Capitalized	16,828	5.00	16,884	5.00

18.  FAIR VALUE DISCLOSURE

    The estimated fair value of the Company’s financial instruments are as follows (in thousands):

	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and due from banks and federal funds sold	$ 24,540	$ 24,540	$ 13,484	$ 13,484
Mortgage loans held for sale	1,950	1,950	1,417	1,417
Investment securities
Available for sale	79,945	79,945	75,907	75,907
Held to maturity	425	426	2,646	2,661
Net loans	204,128	205,885	229,047	231,319
Regulatory stock	2,415	2,415	2,290	2,290
Bank-owned life insurance	6,147	6,147	-	-
Accrued interest receivable	1,370	1,370	1,596	1,596
Financial liabilities:
Deposits	$ 267,120	$ 270,099	$ 271,303	$ 274,588
Short-term borrowings	5,415	5,415	2,825	2,825
Other borrowings	30,127	31,947	30,177	32,876
Accrued interest payable	582	582	799	799

18.  FAIR VALUE DISCLOSURE (Continued)

    Financial instruments are defined as cash, evidence of ownership interest in an entity, or a contract, which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

    Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. If a quoted market price is available for a financial instrument, the estimated fair value would be calculated based upon the market price per trading unit of the instrument.

    If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates which are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

    As certain assets such as deferred tax assets and premises and equipment are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Company.

    The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

Cash and Due From Banks, Federal Funds Sold, Short-Term Borrowings, Bank-Owned Life Insurance, Accrued Interest Receivable, Regulatory Stock, and Accrued Interest Payable

    The fair value is equal to the current carrying value.

Investment Securities and Mortgage Loans Held for Sale

    The fair value of investment securities and mortgage loans held for sale is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities and loans.

Loans, Deposits, and Other Borrowings

    The fair value of loans is estimated by discounting the future cash flows using a simulation model which estimates future cash flows and employs discount rates that consider reinvestment opportunities, operating expenses, noninterest income, credit quality, and prepayment risk. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of year-end. Fair values for time deposits and other borrowings are estimated using a discounted cash flow calculation that applies contractual costs currently being offered in the existing portfolio to current market rates being offered for deposits and notes of similar remaining maturities.

Commitments to Extend Credit

    These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments and letters of credit are presented in Note 15.

19. PARENT COMPANY

    Following are condensed financial statements for the parent company:

CONDENSED BALANCE SHEET (Dollars in thousands)
December 31,	2003	2002
ASSETS
Cash in subsidiary bank	$ 84	$ 163
Investment in bank subsidiary	31,215	31,777
Other assets	25	21
TOTAL ASSETS	$ 31,324	$ 31,961
LIABILITIES
Other liabilities	$ 1	$ 1
STOCKHOLDERS' EQUITY	31,323	31,960
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 31,324	$ 31,961

CONDENSED STATEMENT OF INCOME (Dollars in thousands)
Year Ended December 31,	2003	2002	2001

INCOME
Dividends from subsidiary	$ 2,335	$ 1,666	$ 1,524
EXPENSES	74	57	60
Income before income tax benefit	2,261	1,609	1,464
Income tax benefit	(26)	(19)	(20)
Income before equity in undistributed earnings of subsidiary	2,287	1,628	1,484
Equity in undistributed earnings of subsidiary	184	1,292	1,847
NET INCOME	$ 2,471	$ 2,920	$ 3,331

19. PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS (Dollars in thousands)
Year Ended December 31,	2003	2002	2001
OPERATING ACTIVITIES
Net income	$ 2,471	$ 2,920	$ 3,331
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(184)	(1,292)	(1,847)
Other	(5)	(1)	(1)
Net cash provided by operating activities	2,282	1,627	1,483

FINANCING ACTIVITIES
Proceeds from stock options exercised	55	53	50
Purchase of treasury stock	(771)	-	-
Cash dividends paid	(1,645)	(1,666)	(1,524)
Net cash used for financing activities	(2,361)	(1,613)	(1,474)
Increase (decrease) in cash	(79)	14	9

CASH AT BEGINNING OF PERIOD	163	149	140

CASH AT END OF PERIOD	$ 84	$ 163	$ 149

20. SELECTED QUARTLY FINANCIAL DATA (unaudited)
(Dollars in thousands, except per share data)

Three Months Ended	March 2003	June 2003	September 2003	December 2003
Total interest and dividend income	$ 4,650	$ 4,392	$ 4,367	$ 4,147
Total interest expense	1,721	1,614	1,536	1,457
Net interest income	2,929	2,778	2,831	2,690
Provision for loan losses	150	150	826	393
Net interest income after provision for loan losses	2,779	2,628	2,005	2,297
Total noninterest income	1,206	1,524	646	907
Total noninterest expense	2,732	2,612	2,624	2,650
Income before income taxes	1,253	1,540	27	554
Income taxes	377	473	(65)	118
Net income	$ 876	$ 1,067	$ 92	$ 436

Per share data:
Net income
Basic	$ 0.32	$ 0.39	$ 0.03	$ 0.16
Diluted	0.32	0.39	0.03	0.16
Average shares outstanding
Basic	2,774,838	2,739,196	2,730,542	2,730,882
Diluted	2,776,652	2,742,089	2,743,592	2,758,843

Three Months Ended	March 2002	June 2002	September 2002	December 2002
Total interest and dividend income	$ 5,253	$ 5,137	$ 5,095	$ 4,835
Total interest expense	2,225	2,086	2,094	1,939
Net interest income	3,028	3,051	3,001	2,896
Provision for loan losses	305	306	150	150
Net interest income after provision for loan losses	2,723	2,745	2,851	2,746
Total noninterest income	484	683	624	1,272
Total noninterest expense	2,356	2,344	2,640	2,655
Income before income taxes	851	1,084	835	1,363
Income taxes	235	318	238	422
Net income	$ 616	$ 766	$ 597	$ 941

Per share data:
Net income
Basic	$ 0.22	$ 0.28	$ 0.21	$ 0.34
Diluted	0.22	0.28	0.21	0.34
Average shares outstanding
Basic	2,775,176	2,775,852	2,776,163	2,776,454
Diluted	2,779,324	2,781,461	2,780,089	2,779,103

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Slippery Rock Financial Corporation (the "Company") including statements preceded by, followed by or that include the words or phrases such as "believes," "expects," "anticipates," "plans," "trend," "objective," "continue," "remain," "pattern" or similar expressions or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) prepayment speeds, loan sale volumes, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the Commonwealth of Pennsylvania, are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions adversely affect the businesses in which the Company is engaged; (7) changes and trends in the securities markets; (8) a delayed or incomplete resolution of regulatory issues; (9) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity; and (10) the outcome of regulatory and legal proceedings. The Company undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

OVERVIEW

     The Company is the parent holding company for The First National Bank of Slippery Rock ("Bank"). This discussion and the related financial data represent the financial condition and results of operations of the Company for the three years ended December 31, 2003, and is presented to assist in the understanding and evaluation of the financial condition and the results of operations of the Company and is intended to supplement, and should be read in conjunction with, the consolidated financial statements and the related notes.

     With the exception of recommendations and conditions outlined in a formal agreement executed with the Office of the Comptroller of the Currency ("OCC") in 2002, management is not aware of any current recommendations by the regulatory agencies that will have a material effect on future earnings, liquidity or capital of the Company.

CRITICAL ACCOUNTING POLICIES

     The Company’s accounting policies are integral to understanding the results reported. The accounting policies are described in detail in Note 1 of the consolidated financial statements. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses

     Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

     Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of "Notes to Consolidated Financial Statements".

Goodwill and Other Intangible Assets

     As discussed in Notes 1, 7 and 8 of the consolidated financial statements, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Mortgage Servicing Rights

     The Bank originates residential mortgages that are sold on the secondary market and it is the Bank’s normal practice to retain the servicing of these loans. This means that the customers whose loans have been sold to the secondary market still make their monthly payments to the Bank. As a result of these mortgage loan sales, the Bank capitalizes a value allocated to the servicing rights in other assets and recognizes other income from the mortgage banking activity. The capitalized servicing rights are amortized against noninterest income in proportion to, and over the periods of, the estimated net servicing income of the underlying financial assets.

     Capitalized servicing rights are evaluated for impairment periodically based upon the fair value of the rights as compared to amortized cost. The rights are deemed to be impaired when the fair value of the rights is less than the amortized cost. The fair value of the servicing rights is determined using quoted prices for similar assets with similar characteristics, when available, or estimated based on projected discounted cash flows using market based assumptions. The Bank primarily uses the discounted cash flow method. At December 31, 2003 the market value of mortgage servicing rights exceeded the amortized cost.

Deferred Tax Assets

     The Bank uses an estimate of future earnings to support the position that the benefit of deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and net income will be reduced. Deferred tax assets are described further in Note 12 of the consolidated financial statements.

RESULTS OF OPERATIONS

     Net income for 2003 was $2,471,000, a decrease of $449,000 from 2002’s earnings of $2,920,000. An increase in total other income of $1,220,000 was offset by a decrease in net interest income after provision for loan losses of $1,356,000 and a net increase in total other expense of $623,000. Income before taxes at December 31, 2003 was $3,374,000 a decrease of $759,000 or 18.4% from the $4,133,000 reported at December 31, 2002. Federal income taxes of $903,000 at December 31, 2003 represented a decrease of $310,000 from the $1,213,000 reported at December 31, 2002.

     Net income for 2002 was $2,920,000 a decrease of $411,000 from 2001’s earnings of $3,331,000. An increase in total other income of $116,000 and an increase in net interest income after provision for loan losses of $692,000 were offset by a net increase in total other expense of $1,394,000. Income before taxes at December 31, 2002 was $4,133,000 a decrease of $586,000 or 12.4% from the $4,719,000 reported at December 31, 2001. Federal income taxes of $1,213,000 at December 31, 2002 represented a decrease of $175,000 from the $1,388,000 reported at December 31, 2001.

     Earnings per share, on a fully diluted basis, of $0.90 at December 31, 2003 compared to $1.05 at December 31, 2002 and $1.20 at December 31, 2001, a decrease of $0.15 per share each year for 2003 and 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

     The following table sets forth the Company’s average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate "spread" created:

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS
(Dollars in Thousands)
	2003			2002			2001
	Average Volume	Interest	Yield	Average Volume	Interest	Yield	Average Volume	Interest	Yield
ASSETS
Interest-earning assets
Interest-bearing deposits in other banks	$ 186	$ 2	1.08%	$ 176	$ 2	1.14%	$ -	$ -	- %
Federal funds sold	11,219	117	1.04	11,958	193	1.61	17,961	749	4.17
Taxable investment securities	63,547	2,374	3.74	44,680	2,062	4.62	18,005	1,056	5.87
Non-taxable investment securities (2)	14,439	889	6.16	14,417	947	6.57	17,735	1,217	6.86
Loans (1), (2), (3)	223,914	14,522	6.49	239,374	17,481	7.30	241,045	20,192	8.38
Total interest-earning assets	313,305	17,904	5.71	310,605	20,685	6.66	294,746	23,214	7.88
Noninterest-earning assets
Cash and due from banks	14,121			13,320			10,795
Allowance for loan losses	(3,116)			(2,988)			(2,241)
Other assets	16,530			12,713			12,302
Total assets	$340,840			$333,650			$315,602
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest bearing checking	$36,592	112	0.31	$30,965	209	0.67	$26,317	301	1.14
Money market accounts	25,321	278	1.10	25,742	535	2.08	21,916	614	2.80
Savings deposits	57,862	487	0.84	52,401	920	1.76	34,391	790	2.30
Time deposits	102,780	3,830	3.73	117,799	5,109	4.34	134,005	8,048	6.01
Borrowed funds	35,631	1,621	4.55	30,435	1,571	5.16	30,298	1,627	5.37
Total interest-bearing liabilities	258,186	6,328	2.45	257,342	8,344	3.24	246,927	11,380	4.61
Noninterest-bearing liabilities
Demand deposits	49,377			43,876			38,157
Other liabilities	1,154			1,220			1,642
Capital	32,123			31,212			28,876
Total liabilities and stockholders' equity	$340,840			$333,650			$315,602
Net interest income and net yield on interest-earning assets		$11,576	3.69%		$12,341	3.97%		$11,834	4.01%
Net interest spread			3.26%			3.42%			3.27%

(1) - Interest on loans includes fee income.
(2) - Yields on interest-earning assets have been computed on a taxable-equivalent basis using the federal income tax statutory rate of 34%.
(3) - Non-accrual loans included.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in Thousands)

	2003 CHANGE FROM 2002			2002 CHANGE FROM 2001
	TOTAL CHANGE	CHANGE DUE TO		TOTAL CHANGE	CHANGE DUE TO
		VOLUME(1)	RATE(1)		VOLUME(1)	RATE(1)
INTEREST INCOME ON:
Taxable investment securities	$ 312	$ 763	$ (451)	$ 1,006	$ 1,273	$ (267)
Non-taxable investments	(58)	1	(59)	(270)	(221)	(49)
Interest-bearing deposits in other banks	-	-	-	2	2	-
Loans	(2,959)	(1,099)	(1,860)	(2,711)	(125)	(2,586)
Federal funds sold	(76)	(11)	(65)	(556)	(196)	(360)
Total interest income	(2,781)	(346)	(2,435)	(2,529)	733	(3,262)
INTEREST EXPENSE ON:
Interest-bearing checking	(97)	29	(126)	(92)	47	(139)
Money market accounts	(257)	(9)	(248)	(79)	96	(175)
Savings deposits	(433)	91	(524)	130	346	(216)
Time deposits	(1,279)	(608)	(671)	(2,939)	(890)	(2,049)
Borrowed funds	50	249	(199)	(56)	8	(64)
Total interest expense	(2,016)	(248)	(1,768)	(3,036)	(393)	(2,643)
NET INTEREST INCOME	$ (765)	$ (98)	$ (667)	$ 507	$ 1,126	$ (619)

(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

     Net interest income is the amount by which interest generated from interest earning assets exceeds interest paid on interest-bearing liabilities. Net interest income, on a tax equivalent basis, which is the primary component of earnings, was $11,576,000 for 2003, as compared to $12,341,000 for 2002 and $11,834,000 for 2001.

     Fluctuations in interest rates and the volumes of interest sensitive assets and liabilities cause increases or decreases in interest income and interest expense. Average interest-earning assets increased $2.7 million in 2003, due to an increase in average taxable investment securities of $18.9 million. This was partially offset by a decrease of $15.5 million in average loans. Mortgage-backed securities represented the largest increase within the taxable investment securities at $12.7 million. As the interest rate on overnight funds decreased throughout 2002 and 2003, management felt it prudent to invest in higher yielding mortgage backed securities, which provide liquidity to the Company through monthly repayments. The overall increase in investments was funded primarily by deposit growth and loan prepayments. As stated above, average loans decreased $15.5 million. Within the loan portfolio, a decrease of $7.2 million in closed-ended home equity loans and a decrease of $2.5 million in dealer loans were partially offset by an increase in commercial real estate loans of $5.5 million. The decline within the average loan portfolio was brought about by general market activity resulting primarily from the low interest rate environment which caused high levels of prepayment within all loan types. Over the past year, the Company has seen a record number of refinancings. Many customers chose to refinance or consolidate their home equity loans into fixed rate 1-4 family loans with a first lien position, which the Company generally sells to Freddie Mac. This is the primary cause of the decline in the home equity loans. The dealer loan segment also declined in its average balance compared to last year, due principally to financing promotions being offered by automobile manufacturers and other competition.

     Average interest-bearing liabilities increased $844,000 for the period ended December 31, 2003. With the exception of average time deposits and average money market accounts, which declined $15.0 million and $421,000, respectively, all segments of interest-bearing products had net increases for the period. Growth within the remaining interest-bearing products; interest-bearing checking, savings deposits, and borrowed funds, was approximately $5.0 million each. As a result of the economic decline and low interest rate environment, the Company continued to experience a shift in consumer preference from time deposits to more liquid core products such as interest bearing and non-interest bearing demand accounts and savings accounts.

     For the period ended December 31, 2002, average interest-earning assets increased $15.9 million, due to an increase in average taxable investment securities of $26.7 million. This was partially offset by decreases of $6.0 million in average federal funds sold, $3.3 million in average non-taxable investment securities, and $1.7 million in average loans. Mortgage-backed securities represented the largest increase within taxable investment securities at $24.3 million. As in 2003, the Company invested in mortgage-backed securities, which still provide liquidity but yield a higher rate of return than overnight funds. As stated above, average loans decreased $1.7 million. Within the loan portfolio, a decrease of $2.5 million in real estate mortgages was partially offset by an increase in dealer loans of $1.3 million.

     Average interest-bearing liabilities increased $10.4 million for the period ended December 31, 2002. With the exception of average time deposits, which declined $16.2 million, all segments of interest-bearing products had net increases for the period. Average balances of savings deposits had the most significant growth with a net increase of $18.0 million. This was followed by net increases in average balances on interest bearing checking of $4.6 million and average money market accounts of $3.8 million. As a result of the economic decline and low interest rate environment, the Company experienced a shift in consumer preference from time deposits to more liquid core products such as savings accounts. The increases in average deposit balances also resulted from the current economic conditions, with customers transferring money from the stock market into bank deposit products.

[graphics omitted]

     Although average earning assets increased in 2003, interest income decreased due to a decline in the net yield on interest-earning assets as a result of the Federal Reserve Board’s actions of decreasing interest rates throughout 2001, 2002 and 2003. The net yield on interest-earning assets also decreased due to a shift in the earning asset composition. Investments and overnight funds, which generally have a lower yield than loans, as a percent of earning assets at December 31, 2003 were 30.4% compared to 25.4% at December 31, 2002. The tax equivalent yield on average interest-earning assets decreased in 2003 to 5.71% from a level of 6.66% in 2002. The decrease occurred principally from a decrease on tax equivalent loan yields, which fell from a level of 7.30% at December 31, 2002 to 6.49% at December 31, 2003. The decrease in loan yields is due mainly to the repricing of variable rate loans and refinancings.

     The analysis of changes in the net interest income table depicts the changes in net interest income for the Company for 2002 and 2003.

     Total interest income decreased $2,781,000 for the twelve-month period ended December 31, 2003. A decrease in total interest income due to volume of $346,000 was combined with a decrease due to rates of $2,435,000. The decrease in total interest income was due primarily to a decrease in interest income from loans. Interest income from loans decreased $2,959,000 with decreases of $1,099,000 due to volume and $1,860,000 due to the reduction of interest rates.

     As with the yield on interest-earning assets, the yield on interest-bearing liabilities also decreased in 2003 due largely to the general decline in interest rates. The yield on interest-bearing liabilities decreased 0.79% during the twelve- month period ended December 31, 2003 from a level of 3.24% at December 31, 2002 to 2.45% at December 31, 2003. The largest contributor to the decrease in the interest-bearing liabilities is time deposits. Average time deposit balances decreased $15.0 million in 2003. This, coupled with the decline in the cost of funds for time deposits of 0.61%, contributed to the decrease in total interest expense of $2,016,000.

     All of the other deposit products experienced lower rates in 2003 as well. The yield on interest-bearing checking decreased 36 basis points and the yield on money market accounts decreased 98 basis points. The yield on savings accounts decreased from 1.76% at December 31, 2002 to 0.84% at December 31, 2003.

     Net interest margin at December 31, 2003 was 3.69% as compared to 3.97% at December 31, 2002 and 4.01% at December 31, 2001. The reduction in net interest margin resulted from the overall decline in interest rates discussed above.

     It should be noted that there is a time lag between changes in interest rates and their effect on the Bank’s yield on earning assets and its cost of funds. If interest rates decline, it would be expected that the yield on assets and the cost of funds would also decrease, however, the effect upon the net interest margin would be dependent upon the extent of the decrease in rates, the timing of the change and the general composition of the mix of interest-earning assets and interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

For a discussion of changes in the provision for loan losses, see "Allowance for Loan Losses".

OTHER INCOME

2003 - 2002

     Other income for 2003 totaled $4,283,000 an increase of $1,220,000 or 39.8% from December 31, 2002. The principal source of other income for 2003 was net gains on the sale of loans. The Company recorded gains of $1,394,000 on the sale of $62.7 million of fixed rate, 1-4 family, residential mortgages and $99,000 on the sale of $6.6 million of student loans. This compares to total gains on the sale of $40.6 million in loans for 2002 of $744,000.

     Total other income also increased due to increases in service charges on deposit accounts of $306,000 and miscellaneous income of $140,000. Service charge fee income increased primarily due to the "Bounce Protection" program which was in effect for its first entire year in 2003.

     Other miscellaneous income increased primarily due to two items. Brokerage fees increased $65,000 as a result of sales of non-deposit investment products by the Company’s Wealth Management Group. Also, the Company purchased bank-owned life insurance ("BOLI") in 2003 which provided the Company with an additional $147,000 in other income. These items were partially offset by an increase in the amortization expense for mortgage servicing rights of $98,000 due to accelerated prepayments and refinancing of previously sold real estate mortgages that the Company continued to service.

2002 - 2001

     The principal source of other income for 2002 was service charges, fees and commissions. Other income for 2002 totaled $3,063,000 an increase of $116,000 or 3.9% from December 31, 2001. Total other income increased due to increases in service charges on deposit accounts of $169,000, an increase in net investment security gains of $203,000, and an increase in gains recorded on the sales of loans of $131,000. These increases were partially offset by a decrease in other miscellaneous income of $396,000.

     Service charge fee income increased primarily due to the new "Bounce Protection" program implemented in October 2002. Gains of $240,000 were recorded on the sale of $11.6 million of investment securities. The Company also recorded gains of $744,000 on the sale of $40.6 million of fixed rate, 1-4 family, residential mortgages. This compares to total gains on the sale of loans in 2001 of $613,000.

     Other miscellaneous income decreased primarily due to two items. Commission and fee income decreased $217,000, and amortization expense of mortgage servicing rights increased $212,000. Commission and fee income decreased as a result of a decline in volume-based fees. Amortization of mortgage servicing rights increased due to accelerated prepayments and refinancings. These items were partially offset by increases in mortgage loan servicing fees of $51,000 and an increase in brokerage fees of $24,000 resulting from the sales of non-deposit investment products by the Company’s Wealth Management Group. These changes were brought about by volume activity.

OTHER EXPENSE

2003 - 2002

     Total other expenses of $10,618,000 at December 31, 2003 represented an increase of $623,000 from $9,995,000 at December 31, 2002. The major contributor of the increase was salary and employee benefits of $638,000. Partially offsetting this increase was a decrease in professional fees of $178,000.

     The increase in salaries and employee benefits resulted principally from additional personnel as well as an increase in the cost of employee benefits. Additional personnel were needed due to the centralization of loan functions and the expansion of the credit administration department. Additional senior management positions were also created to supervise these areas. As a result of staff additions, the number of full-time equivalent employees ("FTE") increased from 142 at December 31, 2002 to 151 at December 31, 2003. The decrease in professional fees of $178,000 for 2003 was due to additional non-recurring expenses in 2002 for various projects the Company was involved in, including but not limited to a previous regulatory examination. The Company has since completed many of these projects resulting in lower professional fees in 2003.

2002 - 2001

     Total other expenses of $9,995,000 at December 31, 2002 represented an increase of $1,394,000 from $8,601,000 at December 31, 2001. The major contributors of the increase are salary and employee benefits of $593,000, legal and professional fees of $292,000 and "other" miscellaneous expenses of $302,000. The increase in salaries and employee benefits resulted principally from additional personnel as well as an increase in the cost of employee benefits. As a result of staff additions, the number of FTEs increased from 133 at December 31, 2001 to 142 at December 31, 2002. The increase in legal and professional fees was a result of various projects that the Company was involved in, including a recent regulatory examination.

     Other miscellaneous expense increased due to several items. Collection expense increased $134,000 due to increased legal costs associated with various delinquency and foreclosure activities. Contributions expense increased $47,000 due to the Company’s contribution to the local community redevelopment project. Partially offsetting these increases is a decrease in intangible amortization of $103,000 related to the adoption of Financial Accounting Standards ("FAS") No. 147, Acquisitions of Certain Financial Institutions. The Company adopted FAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and due to FAS No. 147 was required to discontinue the amortization of goodwill effective that date.

INCOME TAXES

     Federal income taxes for 2003 of $903,000 represented a 25.6% decrease from the $1,213,000 reported in 2002. The decrease is due to a decrease in taxable income, which declined $919,000 or 25.8% to $2,646,000 in 2003. The Company’s effective tax rate decreased to 26.8% in 2003 from 29.3% in 2002.

     Federal income taxes for 2002 of $1,213,000 represented a 12.6% decrease from the $1,388,000 reported in 2001. The decrease is due to a decrease in taxable income, which declined $519,000 or 12.7% to $3,564,000 in 2002. The Company’s effective tax rate decreased to 29.3% in 2002 from 29.4% in 2001.

FINANCIAL CONDITION

2003 - 2002

     Average total assets at December 31, 2003 were $340.8 million, an increase of $7.2 million or 2.2%. Average total interest-earning assets increased $2.7 million in 2003, primarily from increases in average taxable investment securities, which increased $18.9 million. Mortgage backed securities comprised the majority of this increase at $12.7 million followed by U.S. government agency securities with an increase of $6.0 million. Partially offsetting these increases was a decrease in average loans of $15.5 million. As discussed above, the majority of this decrease came from a decline in average closed-ended home equity loans of $7.2 million or 15.1%, followed by a decrease in average dealer loans of $2.5 million. These declines were partially offset by an increase in average commercial real estate loans of $5.5 million or 8.0%. Federal funds sold at December 31, 2003 were $9.6 million compared to zero at December 31, 2002. The increase in federal funds sold is due to additional liquidity primarily attributable to the sale of mortgage loans on the secondary market. The Company sold $62.7 million in fixed rate mortgages in 2003, of which $10.3 million were sold in the month of December. The proceeds from the loan sales were left in federal funds sold until they could be invested in other loan or investment products.

     Average other assets increased $3.8 million at December 31, 2003. This increase was primarily due to the Company’s purchase of BOLI during the second quarter of 2003. The bank purchased $6.0 million in BOLI through two different insurance providers yielding a blended variable rate of return, that was approximately 4.90% at December 31, 2003. BOLI provides the Company with tax-free income which is being utilized to offset the cost of employee benefits. BOLI also provides the Company with additional life insurance coverage for designated employees.

     Premises and equipment increased $1.9 million from December 31, 2002 to $9.3 million at December 31, 2003. This increase is a result of additional fixed assets in relation to the expansion of the Company’s operation center. The Company anticipates recording additional fixed assets in 2004 due to this project.

     Average deposit liabilities at December 31, 2003 were $271.9 million, an increase of $1.1 million or 0.4% from $270.8 million at December 31, 2002. With the exception of average time deposits and average money market funds, which decreased $15.0 million and $421,000, respectively, average balances increased across all deposit products. The greatest net increase occurred within average interest-bearing demand accounts of $5.6 million followed closely by noninterest-bearing demand and savings with increases of $5.5 million each. The shift from time deposits to core deposit products was due to consumer preference resulting from the economic decline and low interest rate environment as customers transferred funds from time deposits to the more liquid deposit products.

     Short-term borrowings increased from December 31, 2002 to $5.4 million at December 31, 2003, an increase of $2.6 million. This increase is due to an increase in short term repurchase agreements.

     Total period end assets at December 31, 2003 were $335.0 million, a decrease of $2.5 million or 0.7% from December 31, 2002. Total deposits at December 31, 2003 were $267.1 million, a decrease of $4.2 million or 1.5%.

     The Company continued to sell fixed rate, 1-4 family, residential mortgages as part of its strategies for managing liquidity and interest rate risk within the loan portfolio. In 2003, the Company sold approximately $62.7 million of these loans to Freddie Mac. The ratio of gross loans, including loans held for sale, to total deposits of 78.3% at December 31, 2003, compared to 86.1% at December 31, 2002.

2002 - 2001

     Average total assets at December 31, 2002 were $333.7 million, an increase of $18.0 million or 5.7%. Average total interest-earning assets increased $15.9 million in 2002, primarily from increases in average taxable investment securities, which increased $26.7 million. Mortgage backed securities comprised the majority of this increase at $24.3 million. This increase was offset by decreases in each of the other areas of interest-earning assets. The most significant decrease occurred in average federal funds sold which declined $6.0 million. Average loans decreased $1.7 million. The majority of this decrease came from a decline in real estate loans of $2.5 million or 2.4%, followed by a decrease in consumer loans of $711,000. These declines were partially offset by an increase in dealer loans of $1.3 million or 8.2%. The growth in average assets and in average investment securities specifically was funded by an increase in average deposit liabilities.

     Average deposit liabilities at December 31, 2002 were $270.8 million, an increase of $16.0 million or 6.3% from $254.8 million at December 31, 2001. With the exception of time deposits, average balances increased across all deposit products. The greatest net increase occurred within average savings deposits, which increased $18.0 million. This was followed by an increase in average noninterest-bearing demand deposits of $5.7 million or 15.0%. The increase in deposits resulted from increased consumer preference for insured deposit products as stock market returns declined. The shift from time deposits to core deposit products allows consumers to be invested for the short-term and have liquidity available in anticipation of a rising interest rate environment.

     Total period end assets at December 31, 2002 were $337.5 million, an increase of $13.5 million or 4.2% from December 31, 2001. Total deposits at December 31, 2002 were $271.3 million, an increase of $9.4 million or 3.6%.

     The Company continued to sell fixed rate, 1-4 family, residential mortgages as part of its strategies for managing liquidity and interest rate risk within the loan portfolio. In 2002, the Company sold approximately $40.6 million of these loans to Freddie Mac. The ratio of gross loans, including loans held for sale, to total deposits of 86.1% at December 31, 2002, compared to 93.3% at December 31, 2001.

LIQUIDITY

     The principal functions of the Company’s asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments on loans and mortgage-backed securities and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. Management evaluates the Company’s liquidity position over 30 day, 60 day, and 90+ day time horizons. The analysis not only identifies liquidity within the balance sheet, but off-balance sheet as well. It identifies anticipated sources and uses of funds as well as potential sources and uses. Anticipated needs include liquidity for credit demand, commitments to purchase assets, and anticipated deposit decreases. Anticipated sources include cash (net of reserve requirements), maturing investment securities, daily federal funds sold, anticipated deposit increases, and the repayment of loans and mortgage-backed securities. Potential uses include unfunded loan commitments available on lines of credit. Potential sources include borrowing capacity available to the Company through the Federal Home Loan Bank ("FHLB"). At December 31, 2003, for the 30-day horizon, the Company had a net anticipated funding position of 5.7% of total assets. This ratio was 1.3% at December 31, 2002. Management views this ratio to be at an adequate level.

     The Statement of Cash Flows indicates that net cash was provided from operating activities and investing activities of $3.3 million and $11.8 million respectively. Cash was provided by proceeds from sales of mortgage loans and student loans of $63.4 million and $6.7 million, respectively, proceeds from the sales, maturities, and repayments of available for sale securities of $40.3 million, and a net decrease in loans of $16.3 million. Cash was used during the period primarily for the origination of loans held for sale of $63.2 million, the purchase of available for sale securities of $43.1 million, and the purchase of bank-owned life insurance of $6.0 million. Cash dividends paid in 2003 were $1.6 million, which was relatively unchanged from 2002.

     For the period ended December 31, 2002, the Statement of Cash Flows indicates that net cash was provided from operating activities and financing activities of $5.8 million and $10.5 million respectively. Cash provided by operating activities was generated principally from net income, while cash provided by financing activities was generated from a net increase in deposits of $9.4 million and an increase in short term borrowings of $2.8 million. These items, in conjunction with net maturities and pay downs of investment securities of $19.8 million, the sale of available for sale securities of $11.8 million, and a decrease in loans of $7.7 million, were used to fund purchases of securities totaling $63.7 million. Cash dividends paid in 2002 were $1.7 million, an increase of $142,000 from the $1.5 million paid in 2001.

     Management also monitors its liquidity by the net loans to deposits ratio. The net loans (including loans held for sale) to deposits ratio was 77.1% at December 31, 2003 as compared to 84.9% at December 31, 2002.

     The Company’s liquidity plan allows for the use of long-term advances or short-term lines of credit with the Federal Home Loan Bank ("FHLB") as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At December 31, 2003, the Company continued to have three such matched funding loans outstanding totaling $115,000.

     The Company’s short-term borrowings with the FHLB are "RepoPlus" advances. "RepoPlus" advances are short-term advances subject to annual renewal, incur no service charges, bear a fixed rate of interest, and are secured by a blanket security agreement on qualifying residential mortgages. At December 31, 2003 and 2002, the Company had no "RepoPlus" advances outstanding. The Company’s remaining borrowing capacity with FHLB was $129.0 million at December 31, 2003.

     In March 2001, the Company entered into a Convertible Select with a Strike Rate advance with the FHLB for general liquidity purposes in the amount of $30.0 million at a rate of 5.11%. The 10 year / 1 year advance has a 10 year maturity with the opportunity to reprice quarterly, if the strike rate is attained, beginning 1 year from the original advance date. The strike rate of 7.50% is tied to the 3-month London Inter-bank Offering Rate ("LIBOR"); accordingly, the advance will maintain at its fixed rate unless 3-month LIBOR rises to 7.50%. At December 31, 2003 the 3-month LIBOR was 1.15%. Interest is paid quarterly to the FHLB at a rate of 5.11%. The advance will mature in March 2011 and is subject to prepayment penalties.

     In addition to borrowing from the FHLB as a source for liquidity, the Company also continued activity in the secondary mortgage market. Specifically, the Company sold fixed rate residential real estate mortgages to Freddie Mac. The sales to Freddie Mac not only provided an opportunity for the Company to remain competitive in the market place, by allowing it to offer a fixed rate mortgage product, but also provided an additional source of liquidity and an additional tool for management to limit interest rate risk exposure. Total fixed rate mortgage sales in 2003 were $62.7 million, with gains of $1,394,000. In 2002, sales totaled $40.6 million with gains of $744,000. The Company continues to service all loans sold to Freddie Mac.

     The Company recorded approximately $627,000 in income during 2003 for the establishment of mortgage servicing rights ("MSR"). The MSRs will be amortized to expense in future periods over the estimated life of the servicing portfolio. The Company serviced $101.8 million and $79.0 million in sold loans to Freddie Mac at December 31, 2003 and 2002, respectively. The retaining of the servicing also provides a source of fee income to the Company, which totaled $222,000 and $182,000 in 2003 and 2002 respectively. The Company anticipates funding in January 2004 on $2.0 million of loans available for sale at December 31, 2003.

    The following table is a schedule of the maturity distributions and weighted average yield of investment securities as of December 31, 2003:

Available for Sale
(Dollars in Thousands)	Amortized Cost Maturing:
	Within 1 Year	After 1 but within 5 Years	After 5 but within 10 Years	After 10 Years	Total
U. S. Government agency securities	$ 850	$ 16,644	$ 4,974	$ 753	$ 23,221
Obligations of states and political subdivisions	915	5,916	7,375	-	14,206
Other debt securities	-	100	-	-	100
Mortgage – backed securities (2)	-	501	9,559	32,538	42,598
Total	$ 1,765	$ 23,161	$ 21,908	$ 33,291	$ 80,125
Weighted average yield (1)	5.28%	3.90%	4.98%	4.33%	4.41%
Held to Maturity
(Dollars in Thousands)
Amortized Cost Maturing:
	Within 1 Year	After 1 but within 5 Years	After 5 but within 10 Years	After 10 Years	Total
Obligations of states and political subdivisions	$ -	$ 225	$ -	$ -	$ 225
Other	-	200	-	-	200
Total	$ -	$ 425	$ -	$ -	$ 425
Weighted average yield (1)	- %	7.29%	- %	- %	7.29%

(1) Weighted average yields were computed on a tax equivalent basis using the federal income tax statutory rate and were determined on the basis of cost, adjusted for amortization of premium or accretion of discount.

(2) Mortgage-backed securities provide for periodic principal repayments. It is anticipated that these securities will be repaid prior to their contractual maturity dates.

     Investments maturing within one year and other short-term investments such as interest-bearing deposits with other banks and federal funds sold were 3.4% of total assets at December 31, 2003, an increase from 0.7% in 2002. The increase is due to an increase in short-term liquid assets; specifically federal funds sold which increased $9.6 million.

INTEREST RATE SENSITIVITY

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

     Interest rate sensitivity is the result of differences in the amounts and repricing dates of a bank’s rate sensitive assets and rate sensitive liabilities. These differences, or interest rate repricing "gap" provide an indication of the extent that the Company’s net interest income is affected by future changes in interest rates. During a period of rising interest rates, a positive gap, a position of more rate sensitive assets than rate sensitive liabilities, is desired. During a falling interest rate environment, a negative gap is desired, that is, a position in which rate sensitive liabilities exceed rate sensitive assets.

     The following table shows the Company’s gap position for December 31, 2003, based upon contractual repricing opportunities or maturities, with variable rate products measured to the date of the next repricing opportunity as opposed to contractual maturities, while fixed rate products are measured to contractual maturity with consideration for prepayments based on historical data.

(Dollars in Thousands)	0-90 Days	91 days to 1 Year	1 to 4 Years	Over 4 Years	Total
Total interest-earning assets	$ 76,457	$ 78,014	$ 82,713	$ 59,990	$ 297,174
Total interest-bearing liabilities	174,957	31,511	39,049	8,554	254,071
Interest sensitivity gap	$(98,500)	$ 46,503	$ 43,664	$ 51,436	$ 43,103
Cumulative interest sensitivity gap	$(98,500)	$(51,997)	$ (8,333)	$ 43,103	$ -
Rate sensitive assets/rate sensitive liabilities	0.44	2.48	2.12	7.01	1.17
Cumulative gap/Total assets	(0.29)	(0.16)	(0.02)	0.13	-

     At December 31, 2003, the Company had a cumulative negative gap of $51,997,000 at the one-year horizon. This value compares to a negative gap of $38,279,000 at December 31, 2002. The gap analysis indicates that if interest rates were to rise 100 basis points (1.00%), the Company’s net interest income would decline $520,000 at the one-year horizon because the Company’s rate sensitive liabilities would reprice faster than rate sensitive assets. Conversely, if rates were to fall 100 basis points, the Company would earn $520,000 more in net interest income. However, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree. The pricing on all deposit products, for example, is determined by management, and therefore can be controlled as to the extent and timing of repricing. As a result, the Company’s gap position does not necessarily predict the impact on interest income given a change in interest rate levels.

     Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates.

The following table summarizes the results of this analysis:

Change in Interest Rates	% Change in Projected Baseline Net Interest Income	% Change in Projected Baseline Net Interest Income
	(Dollars in thousands)
+300 basis points	$(603)	5.3%
+200 basis points	$(515)	4.6%
+100 basis points	$(297)	2.6%
-100 basis points	$(355)	(3.1%)

     The analysis is based upon repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments. The simulation also calculates net interest income based upon rate increases or decreases of + 300 basis points (or 3.00%) or - 100 basis points (or 1.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the new interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 100 basis point overnight decrease in interest rates, the Company would experience a potential $355,000 or 3.1% decline in net interest income. If rates were to increase 300 basis points, the analysis indicates that the Company’s net interest income would increase $603,000 or 5.3%. It is important to note, however, that this exercise would be of an immediate, overnight interest rate change sustained for a one year period. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities, which in turn will affect net interest income. As mentioned earlier, in gap analysis, as well as simulation analysis, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could affect forecasted results.

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

     Changes in market interest rates can also affect the Company’s liquidity position through the impact rate changes may have on the market value of the available for sale portion of the investment portfolio. Increases in market rates can adversely impact the market values and therefore, make it more difficult for the Company to sell available for sale securities needed for general liquidity purposes without incurring a loss on the sale. This issue is addressed by the Company with the use of borrowings from the FHLB and the selling of fixed rate mortgages as a source of liquidity to the Company.

CAPITAL RESOURCES

     Capital adequacy is the ability of the Company to support growth while protecting the interests of shareholders and depositors. Total capital consists of common stock,

surplus, retained earnings and net unrealized gains / losses on securities. Equity capital decreased $637,000 or 2.0% in 2003. This decrease is attributed primarily to the purchase of Treasury stock by the Company and a net unrealized loss on available for sale securities. The Company continues to generate net retained profits sufficient to support normal growth and expansion.

     Bank regulatory agencies have designated certain capital ratio requirements, which they use to assist in monitoring the safety and soundness of financial institutions. For 2003, management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company’s position at December 31, 2003:

	Actual		Minimum Ratio	Well Capitalized
(Dollars in thousands)	Amount	Ratio
Tier 1 risk - based capital	$30,405	14.0%	4.00%	6.00%
Total risk - based capital	33,131	15.2%	8.00%	10.00%
Leverage capital	30,405	9.0%	4.00%	5.00%

     As the above table illustrates, the Company exceeds both the minimum and "well capitalized" regulatory capital requirements at December 31, 2003.

     On October 18, 2002, the Company announced that its subsidiary bank had entered into an agreement with the Bank’s primary regulator, the OCC. The agreement is designed to evaluate and enhance certain areas of the Bank’s operations, including management, credit administration, audit, information technology and regulatory compliance. There are no stipulations that limit or restrict the Bank’s ability to pay dividends or require the Bank to increase its capital position. Management is committed to addressing the concerns identified within the agreement and is working diligently to implement the suggestions in a timely and effective manner. Expenditures for exam related issues totaled approximately $278,000, of which $227,000 were recorded in 2002. The Company anticipates incurring additional operating expenses in connection with complying with the agreement in 2004. Potentially impacted areas would include: staffing levels, legal and consulting fees and higher deposit insurance premiums.

     A copy of the agreement was included as an exhibit to a Form 8-K filed with the SEC by the Company on October 18, 2002.

INFLATION AND CHANGING PRICES

     Management is aware of the impact inflation has on interest rates and the resulting impact it can have on the Company’s performance. The ability of a financial institution to cope with inflation can only be determined by the analysis and monitoring of its asset and liability structure. The Company does monitor its asset and liability position, with particular emphasis on the mix of interest rate sensitive assets and liabilities, in order to reduce the effect of inflation upon its performance. However, it must be remembered that the asset and liability structure of a financial institution is substantially different from that of an industrial corporation, in that virtually all assets and liabilities are monetary in nature, meaning that they have been or will be converted into a fixed number of dollars regardless of changes in prices. Examples of monetary items include cash, loans and deposits. Nonmonetary items are those assets and liabilities, which do not gain or lose purchasing power solely as a result of general price level changes. Examples of nonmonetary items are premises and equipment.

     Inflation can have a more direct impact on the categories of other operating income and other operating expense, such as salaries, employee benefit costs and supplies. These expenses are closely monitored by management for both the effects of inflation and increases relating to such items as staffing levels, usage of supplies and occupancy costs.

INVESTMENT SECURITIES

     The following schedule presents the composition of the investment portfolio as of the three most recent years ended:

	Amortized Cost
	December 31,
	2003		2002		2001
	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
U. S. Government agency securities	$23,221	$ -	$10,634	$2,000	$ 6,269	$ -
Obligation of states and political subdivisions	14,206	225	13,950	345	15,414	801
Other debt securities	100	200	100	300	623	300
Mortgage backed securities	42,598	-	50,272	1	21,981	17
Total	$80,125	$ 425	$74,956	$2,646	$44,287	$1,118

     There are no securities in excess of 10% of stockholders’ equity at December 31, 2003, deemed to be payable from and secured by the same source of revenue or taxing authority.

LOANS

     The following table presents the composition of the loan portfolio as of the five most recent years ended:

	December 31,
(Dollars in Thousands)	2003	2002	2001	2000	1999
Commercial, financial and agricultural	$ 18,986	$ 25,187	$ 27,706	$ 26,012	$ 17,727
Real estate construction	9,393	13,201	12,670	9,688	4,663
Residential real estate	98,851	116,994	119,079	119,247	100,427
Commercial real estate	53,814	42,733	46,569	41,743	36,426
Loans to individuals	26,190	34,042	34,762	34,631	23,899
Total loans	$207,234	$232,157	$240,786	$231,321	$183,142

     The following table presents the maturity distribution sensitivity of real estate construction and commercial loans:

	December 31, 2003
(Dollars in Thousands)	Due in 1 Year or Less	Due After 1 Year Through 5 Years	Due After 5 Years	Total

Commercial, financial and agricultural	$ 2,180	$ 8,374	$ 8,432	$18,986
Real estate construction	9,393	-	-	9,393
	$11,573	$ 8,374	$ 8,432	$28,379
Predetermined interest rates	$ 6,260	$ 6,447	$ 2,294	$15,001
Floating interest rates	5,313	1,927	6,138	13,378
	$11,573	$ 8,374	$ 8,432	$28,379

    Generally, loans with maturities of one year or less consist of funds drawn on commercial lines of credit, short-term notes, and demand notes written without alternative maturity schedules. All lines of credit and demand loans are subject to an annual review where the account may be approved for up to one year. Real estate construction loans have a six-month maturity, after which the loans are generally transferred to the real estate mortgage portfolio and amortized over their contractual lives.

ALLOWANCE FOR LOAN LOSSES

     The following table presents a summary of loan loss experience for each of the years in the five years ended:

	Year Ended December 31,
(Dollars in Thousands)	2003	2002	2001	2000	1999
Loans outstanding at end of period	$207,234	$232,157	$240,786	$231,321	$183,142
Average loans outstanding (1)	$223,914	$239,374	$241,045	$209,147	$171,974
Allowance for loan losses: Balance, beginning of period	$ 3,110	$ 2,766	$ 2,142	$ 1,681	$ 1,410
Loans charged off: Commercial, financial and agricultural	658	113	52	54	7
Real estate mortgages	636	259	211	202	326
Consumer	340	354	176	177	190
Total loans charged off	1,634	726	439	433	523
Recoveries: Commercial, financial and agricultural	41	48	7	10	3
Real estate mortgages	19	22	16	10	11
Consumer	51	89	20	54	60
Total recoveries	111	159	43	74	74
Net loans charged off	1,523	567	396	359	449
Provision charged to expense	1,519	911	1,020	820	720
Balance, end of period	$3,106	$3,110	$2,766	$2,142	$1,681
Ratio of net charge offs during the period to average loans outstanding during the period	0.68%	0.24%	0.16%	0.17%	0.26%

(1) Daily average balances.

     The risk of loan losses is one of the inherent risks associated with lending. Management recognizes and experience indicates that at any point in time, possible losses may exist in the loan portfolio. Therefore, based upon management’s best estimate, each year provisions are charged against earnings to maintain the allowance for loan losses at a level sufficient to recognize this potential risk. The allowance for loan losses at December 31, 2003 totaled $3,106,000 or 1.49% of total loans (including loans held for sale) as compared to $3,110,000 or 1.33% at December 31, 2002. Provisions for loan losses were $1,519,000 and $911,000 for the years ended December 31, 2003 and 2002.

     In determining the level at which the allowance for loan losses should be maintained, management relies on in-house quarterly reviews of significant loans and commitments outstanding, including a continuing review of problem or non-

performing loans and overall portfolio quality. Commercial and commercial real estate loans are risk-rated by loan officers, loan committee and the board of directors and are independently verified by credit administration and loan review. Consumer and residential real estate loans are generally reviewed in the aggregate due to their relative smaller dollar size and homogeneous nature. Specific provision and allowance allocations are made for risk-rated loans that have been analyzed. These allocations are based upon specific borrower data, such as non-performance, delinquency, financial performance, capacity to repay, and collateral valuation. Non-account specific allocations are made for all remaining loans within the portfolio based on recent charge-off history, other known trends and expected losses. In addition, allocations are made for qualitative factors such as changes in the local, regional and national economies, industry trends, loan growth, and loan administration. A quarterly report and recommendation is presented to and approved by the Board of Directors.

     Based on the above analysis, enhanced credit administration, and a review of additional financial information provided by the borrowers during the third and fourth quarters of fiscal 2003, management determined that the financial condition of certain borrowers had deteriorated. Based on these factors, management determined to lower the risk ratings on approximately 5% of the commercial and commercial real estate portfolios. The risk-rating changes resulted in increased provision expense of $608,000 for the year.

     Net charge offs of $1.5 million for the year ended December 31, 2003 represented an increase of $956,000 from 2002. The increase resulted primarily from the risk rating analysis discussed above and pertained principally to three credit relationships:

•  A charge off of $202,000 was recorded at September 30, 2003 on a business that ceased operations. Although charged off, the Company continues efforts with the borrowers for a successful recovery payment plan.

•  The second credit relationship dealt with a borrower in the transportation business. This credit relationship was classified as impaired and placed in non- accrual status in the third quarter of 2003 due to the borrower’s deteriorating financial condition. During the fourth quarter of 2003, the borrower filed for bankruptcy protection and the Company recorded a charge off of $439,000.

•  The third credit relationship dealt with a participated loan for a dairy operation. Since 1999, the Company’s attempts to foreclose on the remaining collateral have been forestalled by litigation with the borrower. To date, the Company has prevailed in the litigation and the borrower’s appeals. Throughout the process, the Company continued its collateral evaluations, and as a result of these continued evaluations, recorded a $256,000 charge off at December 31, 2003. In addition to foreclosure litigation, the Company has also been named in a lender liability lawsuit by the borrower. The Company believes the claim has no merit and intends to vigorously defend.

     Although management believes the allowance is adequate to cover probable losses inherent within the loan portfolio, future adjustments may be necessary if economic conditions differ substantially from the economic assumptions used in making its determinations. In addition, no assurances can be made concerning the future financial condition of borrowers, the deterioration of which would require additional provisions in subsequent periods.

Schedule of Non-performing Assets

     The following table presents non-performing loans including nonaccrual accounts and loans past due 90 days or more as to interest or principal. In addition, interest data on nonaccrual and restructured loans at December 31, 2003 is also presented:

	December 31,
(Dollars in Thousands)	2003	2002(1)	2001	2000	1999
Non-performing and restructured loans
Loans past due 90 days or more	$ 57	$ 66	$ 69	$ 54	$ 93
Non-accrual loans	3,170	4,823	5,915	2,486	2,526
Restructured loans	-	462	-	-	-
Total non-performing and restructured loans	3,227	5,351	5,984	2,540	2,619
Other non-performing assets
Other real estate owned (2)	318	356	216	280	280
Repossessed assets	68	92	22	14	33
Total other non-performing assets	386	448	238	294	313
Total nonperforming assets	$3,613	$5,799	$6,222	$2,834	$2,932
Non-performing and restructured loans as a percentage of total loans	1.6%	2.3%	2.5%	1.1%	1.4%
Non-performing assets as a percentage of total assets	1.1%	1.7%	1.9%	1.0%	1.3%
Non-performing and restructured loans as a percentage of loan loss allowance	103.9%	172.1%	216.3%	118.6%	155.8%
Allowance for loan losses/loans	1.49%	1.33%	1.13%	0.93%	0.92%
Nonaccrual and restructured loan interest data:
Interest computed at original terms: ($ in 000)	$ 301
Interest recognized in income ($ in 000)	$ 60

__________________________________

(1) The non-performing schedule above reflects an increase in non-accrual loans, from previously reported filings, of approximately $305,000. Subsequent to a recent regulatory exam, non-accrual status was deemed appropriate for three loan accounts related to one particular customer.

(2) Other real estate owned of $318,000 at December 31, 2003 is the result of foreclosure activity on three separate properties.

Non-accrual/Impaired Loans

     A loan is classified as non-accrual if, in the opinion of management, reasonable doubt as to the collectibility of the account arises. In addition, commercial, financial and agricultural loans are classified as non-accrual when the loans become 90 days or more past due, and all other loans 120 days or more past due. At the time the account is placed on non-accrual status, all previously accrued interest is charged against current earnings. At the time the accrual of interest is discontinued, future income is recognized only when cash is received depending on management’s assessment of the collectibility of principal. At December 31, 2003, the Company had nonaccrual loans of $3,170,000.

     A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Included in the non-accrual loans at December 31, 2003 were impaired loans totaling $2.3 million. The average balance in 2003 of impaired loans was $2.8 million. Total impaired loans had a related allowance allocation of $110,000 and income recognized in 2003 for impaired loans totaled $60,000.

     The three borrower relationships discussed under the allowance for loan losses section represented $734,000 of impaired loans at December 31, 2003. Futhermore, with respect to an impaired loan totaling $453,000 at December 31, 2003, the Company subsequently foreclosed on the underlying collateral and took possession of the property in January 2004.

     Management does not consider any of the remaining non-performing loans to pose any significant risk to the capital position or future earnings of the Company. Management is not aware of any trends or uncertainties related to any loans classified as doubtful or substandard which might have a material effect on future earnings, liquidity or capital resources. In addition, management is not aware of any information pertaining to material credits, which would cause it to doubt the ability of such borrowers to comply with the loan repayment terms.

     To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering past charge-offs and recoveries and assessing the current risk element in the portfolio, management believes the allowance for loan losses at December 31, 2003 is adequate. Management believes the allowance can be allocated to commercial, real estate and consumer categories as follows:

	2003		2002		2001		2000		1999
(Dollars in Thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Commercial, financial and agricultural	$919	9.2%	$951	10.8%	$971	11.5%	$699	11.2%	$428	9.7%
Real estate - construction	-	4.5	-	5.7	-	5.3	-	4.2	-	2.5
Real estate mortgage	1,903	73.7	1,680	68.8	1,266	68.8	969	69.6	709	74.7
Consumer	284	12.6	328	14.7	455	14.4	419	15.0	467	13.1
Unallocated	-	-	151	-	74	-	55	-	77	-
	$3,106	100.0%	$3,110	100.0%	$2,766	100.0%	$2,142	100.0%	$1,681	100.0%

Deposits

     The following table presents average deposits by type and the average interest rates paid as of 2003, 2002 and 2001:

	December 31,
	2003		2002		2001
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non interest-bearing demand	$49,377	-%	$43,876	-%	$38,157	-%
Interest - bearing demand	36,592	0.31	30,965	0.67	26,317	1.14
Money market	25,321	1.03	25,742	2.08	21,916	2.80
Savings	57,862	0.84	52,401	1.76	34,391	2.30
Time	102,780	3.73	117,799	4.34	134,005	6.01
Total	$271,932	2.11%	$270,783	2.98%	$254,786	4.50%

     The following table presents the maturity schedule of time deposits of $100,000 and over:

(Dollars in thousands)	December 31, 2003
Three months or less	$ 4,396
Over three through six months	1,629
Over six months through twelve months	4,719
Over twelve months	13,846
Total	$24,590

Market for Common Equity and Related Stockholder Matters

     The Company’s common stock is traded in the local over-the-counter market and its price is quoted on the OTC Bulletin Board (OTCBB). The OTC Bulletin Board system is an electronic quotation medium for over the counter issues and is not affiliated with any of the major stock exchanges. Price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The Company uses the following firms in establishing a market for its stock:

               Legg Mason Wood Walker, Inc.
               E.E. Powell & Company, Inc.
               Ferris, Baker, Watts Inc.
               Monroe Securities, Inc.
               Ryan Beck & Co. LLC
               Hill Thompson Magid, L.P.
               Schwab Capital Markets L.P.
               Knight Equity Markets, L.P.
               Advest, Inc.
               Boenning & Scattergood, Inc.
               Empire Financial Group, Inc.

     The following table summarizes the high and low prices and dividend information since January 1, 2002. Prices are based on information made available to the Company. Cash dividends were declared on a quarterly basis.

	2003			2002
	Stock Price		Dividend	Stock Price		Dividend
	High	Low	Declared	High	Low	Declared
First Quarter	$15.30	14.15	$0.15	$16.00	$14.75	$0.15
Second Quarter	16.25	15.50	0.15	15.50	14.75	0.15
Third Quarter	17.75	15.85	0.15	15.35	14.25	0.15
Fourth Quarter	20.85	17.50	0.15	15.75	14.25	0.15

     The Company paid cash dividends of $0.60 per share in 2003 and 2002. It is the present intention of the Company’s Board of Directors to continue the dividend payment policy; however, future dividends must depend upon earnings, financial condition and any other factors relevant at the time the Board of Directors consider such dividends. Cash available for dividend distributions to shareholders of the Company must initially come from dividends paid by the Bank to the Company. Therefore, any restrictions on the Bank’s dividend payments are directly applicable to the Company. Note 16 on page 26 of the Company’s 2003 Annual Report provides more information regarding this topic.

     As of March 8, 2004, the Company had approximately, 692 shareholders of record as calculated by excluding individual participants in securities positions listing.

Exhibit 14

Slippery Rock Financial Corporation
The First National Bank of Slippery Rock

Code of Ethics for Senior Financial Officers

The honesty, integrity and sound judgment of the principal financial officers (including the chief financial officer, controller and accounting supervisor), and the chief executive officer (Collectively, "Senior Financial Officers") of Slippery Rock Financial Corporation (the "Company") and The First National Bank of Slippery Rock (the "Bank") are fundamental to the reputation and success of the Company. Senior Financial Officers must comply with the provisions of this Code of Ethics for Senior Financial Officers ("Code") as set forth below:

i.	Act with and promote the highest standards of honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
ii.	Avoid conflicts of interest, and disclose to the Audit Committee of the Board of Directors any material transaction or relationship that might appear to give rise to such a conflict;
iii.	Manage the Company's reporting systems and procedures to ensure that all filings made with the Securities and Exchange Commission or released to the public contain full, fair, accurate, timely and understandable disclosure that fairly presents the financial condition of the Company and its business operations; and
iv.	Drive compliance by the Company and our employees with all applicable governmental laws, rules and regulations.

All senior financial officers are expected to adhere to the Code at all times. Any violations of the Code must be promptly disclosed to the Audit Committee of the Board of Directors by reporting it to the Chairman of the Audit Committee. If desired, this report may be made anonymously and directly to the Audit Committee via confidential telephone hot line at (724) 738-6438 or by mail to Slippery Rock Financial Corporation, 100 South Main Street, Slippery Rock, PA 16057, Attn: Audit Committee Chairman. The Audit Committee will investigate all claims of violations. Any senior financial officer found to be in violation of this Code will be subject to disciplinary action, up to and including termination of employment.

The Audit Committee of the Board of Directors shall have the sole discretionary authority to approve any deviation or waiver from this Code. Any change of this Code, or any waiver and the grounds for such waiver for a senior financial officer, must be promptly publicly disclosed in the manner specified by the Securities and Exchange Commission rules.

Date Adopted: March 16, 2004

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification

I, William C. Sonntag, President and Chief Executive Officer of Slippery Rock Financial Corporation (the "Company"), certify that:
1.	I have reviewed this annual report on Form 10-K of Slippery Rock Financial Corporation;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:
	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
	(b)	Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	(c)	Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and
5.	The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors:
	(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.
Date: March 29, 2004	/s/ William C. Sonntag President & Chief Executive Officer

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification

I, Mark A. Volponi, Chief Financial Officer of Slippery Rock Financial Corporation (the "Company"), certify that:
1.	I have reviewed this annual report on Form 10-K of Slippery Rock Financial Corporation;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:
	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
	(b)	Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	(c)	Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and
5.	The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors:
	(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.
Date: March 29, 2004	/s/ Mark A. Volponi Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

In connection with the Annual Report of Slippery Rock Financial Corporation (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William C. Sonntag, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William C. Sonntag

Chief Executive Officer

March 29, 2004

The signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Section 1350 Certification

In connection with the Annual Report of Slippery Rock Financial Corporation (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Volponi, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Mark A. Volponi

Chief Financial Officer

March 29, 2004

The signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.