Form 10-Q
period 2004-03-31
SLIPPERY ROCK FINANCIAL CORP
filed 2004-05-17
CIK 884782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES______ NO__X____

As of May 14, 2004, there were 2,733,879 shares outstanding of the issuer's class of common stock.

Slippery Rock Financial Corporation INDEX TO QUARTERLY REPORT ON FORM 10-Q

Part I	Financial Information	Page
Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheet, March 31, 2004 and December 31, 2003	3
	Consolidated Statements of Income Three Months Ended March 31, 2004 and 2003	4
	Consolidated Statements of Comprehensive Income Three Months Ended March 31, 2004 and 2003	5
	Consolidated Statement of Changes in Stockholders' Equity, Three Months Ended March 31, 2004	6
	Consolidated Statement of Cash Flows Three Months Ended March 31, 2004 and 2003	7
	Notes to Consolidated Financial Statements	8-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16-18
Item 4.	Controls and Procedures	18
Part II	Other Information
Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	19
Item 3.	Defaults upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19
Signatures

Slippery Rock Financial Corporation CONSOLIDATED BALANCE SHEET (Unaudited - $ in 000, except share data)

	March 31, 2004	December 31, 2003

ASSETS
Cash and due from banks	$12,889	$14,970
Interest-bearing deposits in other banks	148	-
Federal funds sold	17,400	9,570
Mortgage loans held for sale	869	1,950
Investment securities:
Available for sale	80,485	79,945
Held to maturity (market value $425 and $426)	425	425
Loans	200,156	207,234
Less allowance for loan losses	3,133	3,106

Net loans	197,023	204,128

Premises and equipment	9,765	9,289
Goodwill	1,013	1,013
Bank-owned life insurance	6,221	6,147
Accrued interest and other assets	7,866	7,593

Total assets	$334,104	$335,030

LIABILITIES
Deposits:
Noninterest-bearing demand	$48,832	$48,591
Interest-bearing demand	37,822	38,697
Savings	57,484	55,186
Money market	27,482	30,227
Time	93,562	94,419

Total deposits	265,182	267,120

Short-term borrowings	6,379	5,415
Other borrowings	30,114	30,127
Accrued interest and other liabilities	936	1,045

Total liabilities	302,611	303,707

STOCKHOLDERS' EQUITY
Common stock (par value $0.25; 12,000,000 shares authorized; 2,733,544 and 2,731,132 shares issued and outstanding)	696	695
Capital surplus	10,751	10,712
Retained earnings	20,706	20,806
Accumulated other comprehensive income (loss)	111	(119)
Treasury Stock (49,000 shares at cost)	(771)	(771)

Total stockholders' equity	31,493	31,323

Total liabilities and stockholders' equity	$334,104	$335,030

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation CONSOLIDATED STATEMENTS OF INCOME (Unaudited - $ in 000 except per share amounts)

	Three Months Ended March 31,

	2004	2003

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$3,149	$3,868
Federal funds sold	36	14
Interest and dividends on investment securities:
Taxable interest	607	599
Tax-exempt interest	142	147
Dividends	13	22

Total interest and dividend income	3,947	4,650

INTEREST EXPENSE
Deposits	995	1,322
Short-term borrowings	15	11
Other borrowings	390	388

Total interest expense	1,400	1,721

NET INTEREST INCOME	2,547	2,929
Provision for loan losses	150	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,397	2,779

OTHER INCOME
Service charges on deposit accounts	337	352
Trust department income	36	37
Net investment securities gains	-	48
Net gains on loan sales	183	632
Interchange fee income	54	66
Bank-owned life insurance income	74	-
Other income	86	71

Total other income	770	1,206

OTHER EXPENSE
Salaries and employee benefits	1,482	1,371
Occupancy expense	201	186
Equipment expense	260	255
Data processing expense	74	80
Pennsylvania shares tax	81	73
Dues and Subscriptions	65	65
Professional fees	68	109
Other expense	558	593

Total other expense	2,789	2,732

Income before income taxes	378	1,253
Income tax expense	56	377

NET INCOME	$322	$876

PER SHARE DATA
Average shares for the period, Basic	2,731,653	2,774,838
Average shares for the period, Diluted	2,757,228	2,776,652
Earnings per share, Basic	$0.12	$0.32
Earnings per share, Diluted	$0.12	$0.32
Dividends paid	$0.15	$0.15

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited - $ in 000)

	Three Months Ended March 31,

	2004	2003

Net income	$322	$876

Other comprehensive income:
Unrealized gains on available for sale securities	348	205
Reclassification adjustment for gains included in net income	-	(48)

Other comprehensive income before tax	348	157

Income tax expense related to other comprehensive income	118	53

Other comprehensive income, net of tax	230	104

Comprehensive income	$552	$980

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited - $ in 000 except per share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, December 31, 2003	$695	$10,712	$20,806	$(119)	$(771)	$31,323

Net Income			322			322
Net unrealized gain on
available for sale securities				230		230
Stock options exercised	1	39	(12)			28
Cash dividends ($0.15 per share)			(410)			(410)

Balance, March 31, 2004	$696	$10,751	$20,706	$111	$(771)	$31,493

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited - $ in 000)

	Three Months Ended March 31,

	2004	2003

OPERATING ACTIVITIES
Net income	$322	$876
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	150	150
Depreciation, amortization and accretion of investment securities	250	271
Originations of mortgage loans held for sale	(2,892)	(16,175)
Proceeds from sales of mortgage loans	4,034	16,107
Net gains on loan sales	(183)	(632)
Net investment security gains	-	(48)
Earnings on bank-owned life insurance	(74)	-
Decrease in accrued interest receivable	159	234
Decrease in accrued interest payable	(18)	(97)
Other, net	(135)	(628)

Net cash provided by operating activities	1,613	58

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	-	5,151
Proceeds from maturities and repayments	2,832	3,605
Purchases	(3,044)	-
Investment securities held to maturity:
Proceeds from maturities and repayments	-	101
Decrease in loans, net	928	3,648
Purchases of premises and equipment	(707)	(646)
Proceeds from student loan sales	5,590	6,720
Proceeds from the sale of other real estate owned	54	81

Net cash provided by investing activities	5,653	18,660

FINANCING ACTIVITIES
Decrease in deposits, net	(1,938)	(2,968)
Increase in short term borrowings	964	2,829
Payments on other borrowings	(13)	(12)
Proceeds from stock options exercised	28	5
Purchase of treasury stock	-	(383)
Cash dividends paid	(410)	(416)

Net cash used for financing activities	(1,369)	(945)

Increase in cash and cash equivalents	5,897	17,773

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,540	13,484

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,437	$31,257

Cash payments for interest	$1,418	$1,818
Cash payments for income taxes	$-	$250

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

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

NOTE 2 -- EARNINGS PER SHARE

There were no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Weighted-average common shares outstanding used to calculate basic earnings per share	2,731,653	2,774,838

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	25,575	1,814

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	2,757,228	2,776,652

Options to purchase 15,400 and 112,316 shares of common stock at prices from $15.23 to $19.30 were outstanding for the periods ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

NOTE 3 -- RECLASSIFICATION OF COMPARATIVE AMOUNTS

Certain comparative amounts for the prior periods have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or stockholders' equity.

NOTE 4 -- RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity (VIE) and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. Application of this Interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Small business issuers must apply this Interpretation to all other types of VIEs at the end of the first reporting period ending after December 15, 2004. The adoption of this interpretation has not and is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 5 -- PRO FORMA STOCK COMPENSATION EXPENSE

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under the Company's option plans have no intrinsic value at grant date. Accordingly, under APB Opinion No. 25, no compensation cost is recognized.

The Company has elected to continue with the accounting prescribed in APB Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied. The estimated fair value of the options is amortized to expense over the vesting period of the option. The following table presents the effect on reported net income and net income per share of accounting for employee stock options under the fair value method:

	Three Months Ended March 31,

	2004	2003

Net income, as reported:	$322	$876
Less proforma expense related
to stock options	19	21

Proforma net income	$303	$855

Basic net income per common share:
As reported	$0.12	$0.32
Pro forma	0.11	0.32
Diluted net income per common share:
As reported	$0.12	$0.32
Pro forma	0.11	0.32

NOTE 6 - NET PERIODIC BENEFIT COST -- DEFINED BENEFIT PLANS

For a detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 13 of the Company's Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans for the three months ended March 31, 2004 and March 31, 2003 respectively ($ in thousands).

	Pension Benefits

	2004	2003

Service cost	$62	$58
Interest cost	49	44
Expected return on plan assets	(36)	(31)
Amortization of transition obligation	(1)	(1)
Amortization of prior service cost	-	-
Amortization of loss	18	18

Net periodic cost	$92	$88

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2003 Annual Report Form on Form 10-K that it anticipated to contribute $264,000 to its defined benefit plan in 2004.

NOTE 7 - SUBSEQUENT EVENTS

On May 5, 2004, the Company signed a definitive merger agreement with F.N.B. Corporation ("F.N.B."). Under the agreement, F.N.B. will acquire Slippery Rock in a stock and cash transaction valued at approximately $78.5 million. Under the terms of the merger agreement, unanimously approved by the boards of directors of both companies, shareholders of the Company will be entitled to elect to receive, subject to pro ration, $28.00 in cash or 1.41 common shares of F.N.B. for each share of the Company's common stock. The merger agreement allocation procedures provide for the exchange of 15 percent of the Company's shares for cash, and the remaining Company shares exchanged for F.N.B. common stock. Pending receipt of regulatory approvals, registration of F.N.B. shares with the SEC, and the approval of the Company's shareholders, it is expected the transaction will be completed during the fourth quarter of 2004.

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

Comparison of the Three Months Ended March 31, 2004 and 2003

Total interest income was $3,947,000 for the three-month period ended March 31, 2004 compared to $4,650,000 for the same three-month period in 2003, a decrease of $703,000 or 15.1%. The overall decrease in total interest income is attributed principally to a decrease in interest and fees on loans of $719,000 or 18.6%. This was partially offset by an increase in interest income from federal funds sold and taxable interest income from investments of $22,000 and $8,000, respectively. Income from interest and fees on loans decreased due to decreases in both volume and yields within the loan portfolio.

Average gross loans, including loans available for sale, at March 31, 2004 were $205.5 million, a decrease of $26.0 million or 11.2% from $231.5 million at March 31, 2003. Virtually all major segments within the loan portfolio reflected net declines in average balances compared to March 31, 2003. The most significant declines occurred within the home equity and residential real estate loan segments. Average home equity loans decreased $10.2 million or 22.5% while average residential real estate loans decreased $8.4 million or 46.3%. Partially offsetting these declines was an increase in average commercial real estate loans of $9.8 million or 14.5%. The decline within the average loan portfolio was brought about by general market activity resulting primarily from the low interest rate environment which caused high levels of prepayment within all loan types. Over the past year, the Company has experienced a record number of refinancings. Many customers chose to refinance or consolidate their home equity loans into fixed rate 1-4 family loans with a first lien position, which the Company, in accordance with its interest rate risk policy, generally sells to Freddie Mac. This is the primary cause for the decline in the home equity loans.

Interest and fees on loans also decreased due to a decline in the net yield on interest earning assets. This decline was a result of the Federal Reserve Board's actions of decreasing interest rates throughout 2001, 2002 and 2003 which triggered downward repricings of variable rate loans and an increased level of refinancings. The tax equivalent yield on average interest earning assets fell from 6.04% for the three months ended March 31, 2003 to 5.41% for the three months ended March 31, 2004. Yields on interest-earning assets have been computed on a taxable-equivalent basis using the federal income tax statutory rate of 34%. The net yield on interest earning assets also decreased due to a shift in the earning asset composition. Average investments and overnight funds, which generally have a lower yield than loans, as a percent of average earning assets at March 31, 2004 were 32.1% compared to 26.6% at March 31, 2003.

While interest and fee income from loans decreased, taxable investment interest income increased due to an increase in volume within the investment portfolio. Average total investments were $79.3 million at March 31, 2004, an increase of $2.3 million from 2003. Average U.S. government agency securities represented the largest increase within the taxable investment securities of $10.6 million. As the interest rate on overnight funds decreased throughout 2002 and 2003, management felt it prudent to invest in higher yielding, short-term duration, U.S. government agency securities and mortgage-backed securities. Due to the low rate environment and the high level of mortgage refinancings, average mortgage-backed securities declined by $7.2 million from March 31, 2003.

Total interest expense of $1,400,000 for the three-month period ended March 31, 2004 represented a decrease of $321,000 from the $1,721,000 reported for the same three-month period in 2003. The change is due to a decrease in interest expense on deposits of $327,000 resulting from both a decline in the Bank's cost of funds and a decrease in average interest-bearing deposits. The Bank's cost of deposits decreased from 2.33% at March 31, 2003 to 1.81% at March 31, 2004. Average interest-bearing deposits decreased $7.2 million from 2003. Due to the low interest rate environment, the Bank continued to see a shift in consumer preference within interest bearing deposits from time deposits with fixed maturities to more liquid products such as money market accounts and interest-bearing demand deposits. Average time deposits decreased $13.8 million from March 31, 2003, while the average money market accounts increased $4.4 million or 18.0% and average interest-bearing demand deposits increased $4.2 million.

Net interest income of $2,547,000 for the three months ended March 31, 2004 compared to $2,929,000 for the same three-month period in 2003, a decrease of $382,000.

The provision for loan losses for the three months ended March 31, 2004 and March 31, 2003 was $150,000 for both periods. As a result of its recurring quarterly analysis of loan loss reserve adequacy, management determined that the provision was adequate. For details of the analysis and methodology, see "Risk Elements".

Total other income for the three-month period ended March 31, 2004 was $770,000 compared to $1,206,000 for the three-month period ended March 31, 2003, a decrease of $436,000. This decrease was primarily the result of decreases in net gains on loan sales of $449,000 and net gains on the sale of investment securities of $48,000. These decreases were partially offset by an increase in bank-owned life insurance ("BOLI") income of $74,000.

For the three-month period ended March 31, 2004, gains of $100,000 were recorded on the sale of $4.0 million of fixed rate, 1-4 family residential mortgages to Freddie Mac and gains of $83,000 were recorded on the sale of $5.5 million in student loans. For the three-month period ended March 31, 2003, $15.7 million of fixed rate, 1-4 family residential mortgages were sold resulting in a net gain of $533,000 and $6.6 million in student loans were sold with gains of $99,000. The Company purchased BOLI totaling $6.0 million in the second quarter of 2003 which caused the increase in bank-owned life insurance income.

Total other expense of $2,789,000 for the three months ended March 31, 2004 compared to $2,732,000 for the same three-month period in 2003. This represented an increase of $57,000 or 2.1%. The increase was primarily derived from an increase in salaries and employee benefits of $111,000. Partially offsetting this increase was a decrease in professional fees of $41,000. The increases in salaries and employee benefits resulted principally from additional personnel as well as an increase in the cost of employee benefits. Additional personnel were needed due to the centralization of loan functions and the expansion of the credit administration department. Additional senior management positions were also created to supervise these areas. The decrease in professional fees was due to non-recurring expenses in 2003 for various projects.

Net income for the three-month period ended March 31, 2004 was $322,000, a decrease of $554,000 from the $876,000 reported at March 31, 2003. Earnings per share for the three-month period ended March 31, 2004 were $0.12, compared to earnings per share of $0.32 during the same three-month period in 2003.

Financial Condition

Total assets decreased $926,000 or 0.3% from December 31, 2003 to $334.1 million at March 31, 2004. The decrease in total assets was primarily due to a decrease in net loans of $7.1 million which was partially offset by an increase in federal funds sold of $7.8 million. Total gross loans (including loans available for sale) decreased due to general economic conditions and the sale of $5.5 million in student loans discussed above.

At March 31, 2004, the Company serviced approximately $100.8 million in sold fixed rate mortgages. As discussed above, sales of fixed rate mortgages for the three month period ended March 31, 2004 totaled $4.0 million with net gains of $100,000. Although management anticipates future sales of fixed rate mortgages, the extent to which the Company participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Company and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

Premises and equipment also increased $476,000 from December 31, 2003 to $9.8 million. This increase is a result of additional fixed assets in relation to the expansion of the Company's operations center. The Company anticipates recording additional fixed assets in 2004 due to this project.

Total deposits of $265.2 million at March 31, 2004 represented a decrease of $1.9 million or 0.7% from $267.1 million at December 31, 2003. Money market accounts had the largest decrease at $2.7 million followed by interest bearing demand and time deposits with decreases of $875,000 and $857,000, respectively. The most significant increase within deposit products was savings which increased $2.3 million from December 31, 2003.

Short-term borrowings increased $964,000 from December 31, 2003 to $6.4 million. This increase is due to an increase in short-term repurchase agreements.

Management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company's position at March 31, 2004:

	Actual		Minimum	Well

	Amount	Ratio	Ratio	Capitalized

Tier 1 risk - based capital	$30,348	14.27%	4.00%	6.00%

Total risk - based capital	33,012	15.52	8.00	10.00

Leverage capital	30,348	9.08	4.00	5.00

As the above table illustrates, the Company exceeds both the minimum and well-capitalized regulatory capital requirements at March 31, 2004. The Bank's regulatory capital amounts, as of the report date, did not differ significantly from that of the Company.

LIQUIDITY

The principal functions of the Company's asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. Management evaluates the Company's liquidity position over 30 day, 60 day, and 90+ day time horizons. The analysis not only identifies liquidity within the balance sheet, but off balance sheet as well. It identifies anticipated sources and uses of funds as well as potential sources and uses. Anticipated needs include liquidity for credit demand, commitments to purchase assets, and anticipated deposit decreases. Anticipated sources include cash (net of reserve requirements), maturing investment securities, daily federal funds sold, anticipated deposit increases, and the repayment of loans and mortgage backed securities. Potential uses include unfunded loan commitments available on lines of credit. Potential sources include borrowing capacity available to the Company through the Federal Home Loan Bank ("FHLB"). At March 31, 2004, for the 30-day horizon, the Company had a net anticipated funding position of 6.0% of total assets. This ratio was 5.7% at December 31, 2003. Based on current conditions, management views this ratio to be at an adequate level.

Management also monitors its liquidity by the loans to deposits ratio. The gross loans (including loans held for sale) to deposits ratio was 75.8% at March 31, 2004 as compared to 78.3% at December 31, 2003 and 83.2% at March 31, 2003.

The Company's liquidity plan allows for the use of long-term advances or short-term lines of credit with the Federal Home Loan Bank ("FHLB") as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At March 31, 2004, the Company continued to have three such matched funding loans outstanding totaling $109,000.

The Company continues to also have short-term borrowing availability through FHLB "RepoPlus" advances. "RepoPlus" advances are short-term advances subject to annual renewal, incur no service charges, bear a fixed rate of interest, and are secured by a blanket security agreement on qualifying residential mortgages. At March 31, 2004 and 2003, the Company had no "RepoPlus" advances outstanding. The Company's remaining borrowing capacity with FHLB was $112.6 million at March 31, 2004.

In March 2001, the Company entered into a Convertible Select with a Strike Rate advance with the FHLB for general liquidity purposes in the amount of $30.0 million at a rate of 5.11%. The 10 year / 1year advance has a 10 year maturity with the opportunity to reprice quarterly, if the strike rate is attained, beginning 1 year from the original advance date. The strike rate of 7.50% is tied to the 3-month London Inter-bank Offering Rate ("LIBOR"); accordingly, the advance will maintain at its fixed rate unless 3-month LIBOR rises to 7.50%. At March 31, 2004 the 3-month LIBOR was 1.11%. Interest is paid quarterly to the FHLB at a rate of 5.11%. The advance will mature in March 2011 and is subject to prepayment penalties.

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

The Statement of Cash Flows for the three months ended March 31, 2004 indicated an increase in cash and cash equivalents of $5.9 million. Cash was provided from proceeds from sales of mortgage loans and student loans of $4.0 million and $5.6 million, respectively, and proceeds from maturities and repayments of available for sale securities of $2.8 million. Cash was used during the period primarily for the origination of loans held for sale of $2.9 million and the purchase of available for sale investments of $3.0 million. Cash dividends paid during the three month period ended March 31, 2004 totaled $410,000. Cash and cash equivalents totaled $30.4 million at March 31, 2004, an increase of $5.9 million from $24.5 million at December 31, 2003.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS

Schedule of Non-performing Assets

The following schedule presents the non-performing assets for the last five quarters:

	Mar 2004	Dec 2003	Sep 2003	Jun 2003	Mar 2003

	(dollars in thousands)
Non-performing and restructured loans
Accruing loans past due 90 days or more	$ 86	$ 57	$ 52	$ 110	$ 42
Non-accrual loans	3,309	3,170	3,977	3,114	3,499
Restructured loans	-	-	-	-	17

Total non-performing
and restructured loans	3,395	3,227	4,029	3,224	3,558

Other non-performing assets
Other real estate owned	822	318	240	145	458
Repossessed assets	42	68	54	87	93

Total other non-performing assets	864	386	294	232	551

Total non-performing assets	$4,259	$3,613	$4,323	$3,456	$4,109

Non-performing and restructured loans
as a percentage of total loans(1)	1.70%	1.56%	1.82%	1.47%	1.61%

Non-performing assets and
restructured loans as a
percentage of total loans
and other non-performing
Assets and restructured loans(1)	2.12%	1.74%	1.95%	1.58%	1.85%

_________
(1) Excludes loans held for sale.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2004 totaled $3,133,000 or 1.56% of total gross loans (including loans held for sale) as compared to $3,106,000 or 1.48% at December 31, 2003. Provisions for loan losses were $150,000 for both three month periods ended March 31, 2004 and 2003.

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

Non-accrual/Impaired Loans

A loan is classified as non-accrual if, in the opinion of management, reasonable doubt as to the collectibility of the account arises. In addition, commercial, financial and agricultural loans are classified as non-accrual when the loans become 90 days or more past due, and all other loans 120 days or more past due. At the time the account is placed on non-accrual status, all previously accrued interest is charged against current earnings. At the time the accrual of interest is discontinued, future income is recognized only when cash is received depending on management's assessment of the collectibility of principal. At March 31, 2004, the Company had nonaccrual loans of $3,309,000.

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Included in the non-accrual loans at March 31, 2004 were impaired loans totaling $2.7 million. The average balance of impaired loans during the first quarter of fiscal 2004 was $2.1 million. Impaired loans had a related allowance allocation of $91,000 and income recognized in 2004 for impaired loans totaled $13,000.

Four borrowers represent approximately $1.5 million of total impaired loans:

  The largest of these borrowers has several credits totaling $470,000 which are secured by commercial property related to the operation of a mobile home park and dealership. These credits were classified as impaired and placed in non-accrual status in the first quarter of 2004 due to the deteriorating financial condition of the borrower.

  The second borrower relationship with credits totaling $375,000 was also classified as impaired and placed in non-accrual status in the first quarter of 2004 due to the deteriorating financial condition of the borrower. These credits are collateralized by a bed and breakfast facility and the borrower continues to pay as agreed.

  The third credit relationship totaling $355,000 involves a borrower in the transportation business. This credit relationship was classified as impaired and placed in non-accrual status in the third quarter of 2003 due to the borrower's deteriorating financial condition. During the fourth quarter of 2003, the borrower filed for bankruptcy protection.

  The fourth credit relationship involves a participated loan for a dairy operation. Since 1999, the Company's attempts to foreclose on the remaining collateral have been forestalled by litigation with the borrower. To date, the Company has prevailed in the litigation and the borrower's appeals. Throughout the process, the Company continued its collateral evaluations. The current credit balances total $311,000. In addition to foreclosure litigation, the Company has also been named in a lender liability lawsuit by the borrower. The Company believes the claim has no merit and intends to vigorously defend. See "Part II -- Other Information -- Item 1. Legal Proceedings."

Based on the current reserve levels and the collateral securing the credits, management does not consider any of the remaining non-performing loans to pose any further significant risk to the capital position or future earnings of the Company.

Based on the current reserve levels and the collateral securing the credits, management believes none of the non-performing assets, including other real estate owned, at March 31, 2004, pose any significant risk to the operations, liquidity or capital position of the Company.

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

At March 31, 2004, the Company had a cumulative negative gap of $54.6 million at the one-year horizon. The gap analysis indicates that if interest rates were to rise 100 basis points (1.00%), the Company's net interest income would decline at the one-year horizon because the Company's rate sensitive liabilities would reprice faster than rate sensitive assets. Conversely, if rates were to fall 100 basis points, the Company would earn more in net interest income. However, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree. The pricing on all deposit products, for example, is determined by management, and therefore can be controlled as to the extent and timing of repricing. As a result, the Company's gap position does not necessarily predict the impact on interest income given a change in interest rate levels.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decreases of + 300 basis points (or 3.00%) or - 100 basis points (or 1.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the new interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 100 basis point overnight decrease in interest rates, the Company would experience a potential $396,000 or 3.8% decline in net interest income. If rates were to increase 300 basis points, the analysis indicates that the Company's net interest income would increase $511,000 or 4.9%. It is important to note, however, that this exercise would be of an immediate, overnight interest rate change sustained for a one year period. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities, which in turn will affect the net interest income. As mentioned earlier, in gap analysis, as well as simulation analysis, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

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

Item 4. Controls and Procedures

As of the quarter ended March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

In January 2004, two lawsuits were filed by a borrower and guarantor arising out of financings by the Bank consummated in March 1998. These suits were filed in the Court of Common Pleas of Lawrence County, Pennsylvania. Todd W. Booher v. First National Bank of Slippery Rock (Case No. 10124 of 2004, C.A.) and Estate of Pansie Booher v. First National Bank of Slippery Rock (Case No. 10125 of 2004, C.A.). Among other things, the suits allege that as a result of the Bank's commercially unreasonable sale of certain collateral, the plaintiff suffered losses of approximately $1.3 million. The Corporation has filed preliminary objections to the complaints. The Corporation believes it has meritorious defenses and intends to vigorously defend. However, no assurances can be given as to the ultimate outcome of these proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
                (none)

Item 3. Defaults Upon Senior Securities
                (none)

Item 4. Submission of Matters to a Vote of Security Holders
                (none)

Item 5. Other Information
                (none)

Item 6. Exhibits and Reports on Form 8 -- K

                (a)    Exhibits required by Item 601 of Regulation S -- K:

Exhibit Number

      31.1    Rule 13a-14(a)/15d-14(a) Certification -- Chief Executive Officer

      31.2    Rule 13a-14(a)/15d-14(a) Certification -- Chief Financial Officer

      32.1    Section 1350 Certification -- Chief Executive Officer

      32.2    Section 1350 Certification -- Chief Financial Officer

      99.0    Independent Auditor's Review

                (b) Reports on Form 8-K --
                         Filed on April 30, 2004 announcing first quarter earnings.

                         Filed on May 6, 2004 regarding announcement of definitive merger agreement with F.N.B. Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Slippery Rock Financial Corporation
         (Registrant)

Date: May 14, 2004	By:/s/William C. Sonntag William C. Sonntag President & CEO

Date: May 14, 2004	By:/s/ Mark A. Volponi Mark A. Volponi CFO

Exhibit 31.1
Rule 13a-14(a)/15d-14(a) Certification
I, William C. Sonntag, President and Chief Executive Officer of Slippery Rock Financial Corporation (the "Company"), certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Slippery Rock Financial Corporation;
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

Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors:

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date:_May 14, 2004	/s/ William C. Sonntag________
President and Chief Executive Officer

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

Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors:

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date:_May 14, 2004	/s/ Mark A. Volponi________
Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

In connection with the Quarterly Report of Slippery Rock Financial Corporation (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William C. Sonntag, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William C. Sonntag_______

Chief Executive Officer

May 14, 2004

Exhibit 32.2

Section 1350 Certification

In connection with the Quarterly Report of Slippery Rock Financial Corporation (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Volponi, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Mark A. Volponi_______

Chief Financial Officer

May 14, 2004

Exhibit 99.0

INDEPENDENT ACCOUNTANT'S REPORT

Board of Directors and Stockholders
Slippery Rock Financial Corporation

We have reviewed the accompanying consolidated balance sheet of Slippery Rock Financial Corporation and subsidiary as of March 31, 2004, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2004 and 2003, and the consolidated statement of cash flows for the three-month periods ended March 31, 2004 and 2003, and the consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2004 we expressed an unqualified opinion on those consolidated financial statements.

/s/ S.R. Snodgrass, A.C.
Wexford, PA
April 15, 2004