Form 10-Q
period 2004-06-30
SLIPPERY ROCK FINANCIAL CORP
filed 2004-08-16
CIK 884782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 13, 2004, there were 2,737,400 shares outstanding of the issuer’s class of common stock.

Slippery Rock Financial Corporation
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Slippery Rock Financial Corporation

CONSOLIDATED BALANCE SHEET
(Unaudited - $ in 000, except share data)

	June 30,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$17,695	$14,970
Interest-bearing deposits in other banks	139	—
Federal funds sold	5,000	9,570
Mortgage loans held for sale	4,259	1,950
Investment securities:
Available for sale	86,506	79,945
Held to maturity (market value $200 and $426)	200	425
Loans	195,586	207,234
Less allowance for loan losses	5,522	3,106

Net loans	190,064	204,128
Premises and equipment	9,737	9,289
Goodwill	1,013	1,013
Bank-owned life insurance	6,298	6,147
Accrued interest and other assets	9,185	7,593

Total assets	$330,096	$335,030

LIABILITIES
Deposits:
Noninterest-bearing demand	$51,576	$48,591
Interest-bearing demand	36,670	38,697
Savings	55,074	55,186
Money market	27,936	30,227
Time	93,060	94,419

Total deposits	264,316	267,120
Short-term borrowings	6,005	5,415
Other borrowings	30,104	30,127
Accrued interest and other liabilities	864	1,045

Total liabilities	301,289	303,707

STOCKHOLDERS’ EQUITY
Common stock (par value $0.25; 12,000,000 shares authorized; 2,736,111 and 2,731,132 shares issued and outstanding)	696	695
Capital surplus	10,792	10,712
Retained earnings	18,850	20,806
Accumulated other comprehensive loss	(760)	(119)
Treasury Stock (49,000 shares at cost)	(771)	(771)

Total stockholders’ equity	28,807	31,323

Total liabilities and stockholders’ equity	$330,096	$335,030

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - $ in 000 except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$3,041	$3,692	$6,190	$7,560
Federal funds sold	44	52	80	66
Interest and dividends on investment securities:
Taxable interest	618	486	1,225	1,085
Tax-exempt interest	130	146	272	293
Dividends	10	16	23	38

Total interest and dividend income	3,843	4,392	7,790	9,042

INTEREST EXPENSE
Deposits	975	1,209	1,970	2,531
Short-term borrowings	15	15	30	26
Other borrowings	389	390	779	778

Total interest expense	1,379	1,614	2,779	3,335

NET INTEREST INCOME	2,464	2,778	5,011	5,707
Provision for loan losses	2,467	150	2,617	300

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(3)	2,628	2,394	5,407

OTHER INCOME
Service charges on deposit accounts	380	378	717	730
Trust department income	38	62	74	99
Net investment securities gains	—	203	—	252
Net gains on loan sales	11	665	194	1,297
Interchange fee income	73	76	127	142
Bank-owned life insurance income	76	—	150	—
Other income	127	140	213	211

Total other income	705	1,524	1,475	2,731

OTHER EXPENSE
Salaries and employee benefits	1,404	1,358	2,886	2,729
Occupancy expense	187	177	388	363
Equipment expense	277	259	537	515
Data processing expense	75	74	149	154
Pennsylvania shares tax	86	82	167	155
Dues and Subscriptions	48	53	113	118
Professional fees	351	73	419	181
Other expense	572	536	1,130	1,130

Total other expense	3,000	2,612	5,789	5,345

Income (loss) before income taxes	(2,298)	1,540	(1,920)	2,793
Income tax expense (benefit)	(852)	473	(796)	850

NET INCOME (LOSS)	$(1,446)	$1,067	$(1,124)	$1,943

PER SHARE DATA
Average shares for the period, Basic	2,733,858	2,739,196	2,732,755	2,756,919
Average shares for the period, Diluted	2,733,858	2,742,089	2,732,755	2,759,272
Earnings (loss) per share, Basic	$(0.53)	$0.39	$(0.41)	$0.70
Earnings (loss) per share, Diluted	$(0.53)	$0.39	$(0.41)	$0.70
Dividends paid	$0.15	$0.15	$0.30	$0.30

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - $ in 000)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$(1,446)	$1,067	$(1,124)	$1,943
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	(1,319)	240	(971)	446
Reclassification adjustment for gains included in net income	—	(203)	—	(252)

Other comprehensive income (loss) before tax	(1,319)	37	(971)	194
Income tax expense (benefit) related to other comprehensive income	(448)	13	(330)	66

Other comprehensive income (loss), net of tax	(871)	24	(641)	128

Comprehensive income (loss)	$(2,317)	$1,091	$(1,765)	$2,071

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited - $ in 000 except per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2003	$695	$10,712	$20,806	$(119)	$(771)	$31,323
Net Loss			(1,124)			(1,124)
Net unrealized loss on available for sale securities				(641)		(641)
Stock options exercised	1	80	(12)			69
Cash dividends ($0.30 per share)			(820)			(820)

Balance, June 30, 2004	$696	$10,792	$18,850	$(760)	$(771)	$28,807

See accompanying notes to the unaudited consolidated financial statements

Slippery Rock Financial Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited - $ in 000)

	June 30,
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$(1,124)	$1,943
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,617	300
Depreciation, amortization and accretion of investment securities	534	535
Originations of mortgage loans held for sale	(7,151)	(32,040)
Proceeds from sales of mortgage loans	4,905	33,023
Net gains on loan sales	(194)	(1,297)
Net investment security gains	—	(252)
Earnings on bank-owned life insurance	(150)	—
Decrease in accrued interest receivable	75	298
Decrease in accrued interest payable	(9)	(103)
Other, net	(679)	(206)

Net cash provided by (used for) operating activities	(1,176)	2,201

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	—	17,699
Proceeds from maturities and repayments	8,294	8,670
Purchases	(15,883)	(19,957)
Investment securities held to maturity:
Proceeds from maturities and repayments	225	2,221
Decrease in loans, net	5,093	6,293
Purchases of premises and equipment	(915)	(1,032)
Purchase of bank-owned life insurance	—	(6,000)
Proceeds from student loan sales	5,590	6,720
Proceeds from the sale of other real estate owned	54	410

Net cash provided by investing activities	2,458	15,024

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	(2,804)	2,723
Increase in short term borrowings	590	2,423
Payments on other borrowings	(23)	(25)
Proceeds from stock options exercised	69	41
Purchase of treasury stock	—	(771)
Cash dividends paid	(820)	(826)

Net cash provided by (used for) financing activities	(2,988)	3,565

Increase (decrease) in cash and cash equivalents	(1,706)	20,790
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,540	13,484

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,834	$34,274

Cash payments for interest	$2,788	$3,438
Cash payments for income taxes	$—	$890

See accompanying notes to the unaudited consolidated financial

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Weighted–average common shares outstanding used to calculate basic earnings per share	2,733,858	2,739,196	2,732,755	2,756,919
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	2,893	—	2,353

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	2,733,858	2,742,089	2,732,755	2,759,272

Options to purchase 30,950 shares of common stock at prices from $18.50 to $19.30 were outstanding for the periods ended June 30, 2003, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. No options were included in the June 30, 2004 calculation due to the net loss, which would have had an anti-dilutive effect.

NOTE 3 – RECLASSIFICATION OF COMPARATIVE AMOUNTS

Certain comparative amounts for the prior periods have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or stockholders’ equity.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) revised FAS No. 132, Employers’ Disclosures about Pension and Other Postretirement Benefit. This statement retains the disclosures required by FAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair value of plan assets. Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement retains reduced disclosure requirements for nonpublic entities from FAS No. 132, and it includes reduced disclosure for certain of the new requirements. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company’s disclosure requirements. The Company has adopted the revised disclosure provisions.

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

NOTE 5 – PRO FORMA STOCK COMPENSATION EXPENSE

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s option plans have no intrinsic value at grant date. Accordingly, under APB Opinion No. 25, no compensation cost is recognized.

The Company has elected to continue with the accounting prescribed in APB Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied. The estimated fair value of the options is amortized to expense over the vesting period of the option. The following table presents the effect on reported net income and net income per share of accounting for employee stock options under the fair value method ($ in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported:	$(1,446)	$1,067	$(1,124)	$1,943
Less proforma expense related to stock options	19	10	38	31

Proforma net income (loss)	$(1,465)	$1,057	$(1,162)	$1,912

Basic net income (loss) per common share:
As reported	$(0.53)	$0.39	$(0.41)	$0.70
Pro forma	(0.53)	0.39	(0.41)	0.69
Diluted net income (loss) per common share:
As reported	$(0.53)	$0.39	$(0.41)	$0.70
Pro forma	(0.53)	0.39	(0.41)	0.69

NOTE 6 – NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Service cost	$63	$57	$125	$115
Interest cost	49	45	98	89
Expected return on plan assets	(37)	(31)	(73)	(62)
Amortization of transition obligation	(1)	(1)	(2)	(2)
Amortization of prior service cost	—	—	—	—
Amortization of loss	18	18	36	36

Net periodic cost	$92	$88	$184	$176

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2003 Annual Report on Form 10-K that it anticipated to contribute $264,000 to its defined benefit plan in 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Slippery Rock Financial Corporation (the “Company”) including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) prepayment speeds, loan sale volumes, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the Commonwealth of Pennsylvania, are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions adversely affect the businesses in which the Company is engaged; (7) changes and trends in the securities markets; (8) a delayed or incomplete resolution of regulatory issues; (9) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity; (10) the costs associated with the proposed merger with F.N.B. Corporation (“F.N.B.”); (11) successful integration of the Company’s operations into F.N.B. in the event the merger is consummated; (12) the outcome of regulatory and legal proceedings. The Company undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Comparison of the Three Months Ended June 30, 2004 and 2003

Total Interest Income - Total interest income was $3,843,000 for the three-month period ended June 30, 2004 compared to $4,392,000 for the same three-month period in 2003, a decrease of $549,000 or 12.5%. The overall decrease in total interest income is attributed principally to a decrease in interest and fees on loans of $651,000 or 17.6%. This was partially offset by an increase in taxable interest income from investments of $132,000. Income from interest and fees on loans decreased due to decreases in both volume and yields within the loan portfolio.

Average gross loans, including loans available for sale, at June 30, 2004 were $202.7 million, a decrease of $25.0 million or 11.0% from $227.8 million at June 30, 2003. Virtually all major segments within the loan portfolio reflected net declines in average balances compared to June 30, 2003. The most significant declines occurred within the home equity and consumer loan segments. Average home equity loans decreased $9.2 million or 21.0% while average consumer loans decreased $6.4 million or 44.1%. Partially offsetting these declines was an increase in average commercial real estate loans of $7.0 million or 9.9%. The decline within the average loan portfolio was brought about by general market activity resulting primarily from the low interest rate environment which caused high levels of prepayment within all loan types. Over the past year, the Company has experienced a record number of refinancings. Many customers chose to refinance or consolidate their home equity loans into fixed rate 1-4 family loans with a first lien position, which the Company, in accordance with its interest rate risk policy, generally sells to Freddie Mac. This is the primary cause for the decline in the home equity loans.

Interest and fees on loans also decreased due to a decline in the net yield on interest earning assets. This decline was a result of the Federal Reserve Board’s actions of decreasing interest rates throughout 2001, 2002 and 2003 which triggered downward repricings of variable rate loans and an increased level of refinancings. The tax equivalent yield on interest earning assets fell from 5.90% for the six months June 30, 2003 to 5.35% for the six months ended June 30, 2004. Yields on interest-earning assets have been computed on a taxable-equivalent basis using the federal income tax statutory rate of 34%. The net yield on interest earning assets also decreased due to a shift in the earning asset composition. Average investments and overnight funds, which generally have a lower yield than loans, as a percent of average earning assets at June 30, 2004 were 32.5% compared to 27.2% at June 30, 2003.

In June and August of 2004, the Federal Reserve Board’s Open Market Committee twice raised its target for the federal funds rate by one-quarter of a percentage point, to its current level of 1.50 percent. The prime rate will rise to 4.50 percent. These are the first Federal Reserve Board rate increases since May 2000, which come after 13 consecutive rate cuts that reduced the federal funds rate from 6.5 percent at the end of 2000 to 1 percent in June 2003. If rates continue to rise as expected and to the extent interest-bearing liabilities reprice faster than interest-earning assets, the increased rates could have an adverse impact on the Company’s net interest income. See “Item 3. Quantitative and Qualitative Disclosures About Market Risks.”

Taxable investment interest income increased due to an increase in volume within the investment portfolio. Average total investments were $97.9 million at June 30, 2004, an increase of $12.7 million from $85.2 million at June 30, 2003. Average U.S. government agency securities represented the largest increase within the taxable investment securities of $10.6 million. As the interest rate on overnight funds decreased throughout 2002 and 2003, management felt it prudent to invest in higher yielding, short-term duration, U.S. government agency securities and mortgage-backed securities. Due to the low rate environment and the high level of mortgage refinancings, average mortgage-backed securities declined by $1.4 million from June 30, 2003.

Total Interest Expense - Total interest expense was $1,379,000 for the three-month period ended June 30, 2004 representing a decrease of $235,000 from the $1,614,000 reported for the same three-month period in 2003. The change was comprised primarily of a decrease in interest expense on deposits of $234,000, resulting from both a decline in the Bank’s cost of funds and a decrease in average interest-bearing deposits. The Bank’s cost of deposits decreased from 2.27% at June 30, 2003 to 1.81% at June 30, 2004. Average interest-bearing deposits decreased $5.5 million from 2003. Due to the low interest rate environment, the Bank continued to see a shift in consumer preference within interest bearing deposits from time deposits with fixed maturities to more liquid products such as money market accounts and interest-bearing demand deposits. Average time deposits decreased $12.6 million from June 30, 2003, while the average interest-bearing demand deposits increased $5.4 million or 16.1% and average money market accounts increased $4.7 million.

Net Interest Income - Net interest income was $2,464,000 for the three months ended June 30, 2004 compared to $2,778,000 for the same three-month period in 2003, a decrease of $314,000.

Provision for Loan Losses - The provision for loan losses for the three months ended June 30, 2004 was $2.5 million compared to $150,000 for the same period in 2003. As a result of its recurring quarterly analysis of loan loss reserve adequacy, management determined that an increase in the provision was required. For details of the analysis and methodology, see “Risk Elements”.

Total Other Income - Total other income for the three-month period ended June 30, 2004 was $705,000 compared to $1,524,000 for the three-month period ended June 30, 2003, a decrease of $819,000. This decrease was primarily the result of decreases in net gains on loan sales of $654,000 and net gains on the sale of investment securities of $203,000. These decreases were partially offset by an increase in bank-owned life insurance (“BOLI”) income of $76,000.

For the three month period ended June 30, 2004, gains of $11,000 were recorded on the sale of $869,000 of fixed rate, 1-4 family residential mortgages to Freddie Mac. For the three-month period ended June 30, 2003, $16.4 million of fixed rated, 1-4 family residential mortgages were sold resulting in a net gain of $665,000. The Company also sold investment securities in the second quarter of 2003 totaling $12.2 million which resulted in gains of $203,000. During the second quarter of 2003, the Company also purchased BOLI totaling $6.0 million which caused the increase in bank-owned life insurance income.

Total Other Expense - Total other expense of $3,000,000 for the three months ended June 30, 2004 compared to $2,612,000 for the same three-month period in 2003. This represented an increase of $388,000 or 14.9%. The increase was primarily derived from an increase in professional fees of $278,000, followed by increases in salaries and employee benefits expense of $46,000. The increase in professional fees was due to merger related expenses and is expected to continue to increase for the next two quarters or until the consummation of the proposed merger with F.N.B. Corporation. The increases in salaries and employee benefits resulted principally from additional personnel as well as an increase in the cost of employee benefits. Additional personnel were needed due to the centralization of loan functions and the expansion of the credit administration department. Additional senior management positions were also created to supervise these areas.

Net Loss - The net loss for the three-month period ended June 30, 2004 was $1,446,000, a decrease of $2,513,000 from net income of $1,067,000 reported at June 30, 2003. Earnings (loss) per share for the three-month period ended June 30, 2004 were $(0.53), a decrease of $0.92 from $0.39 per share earned during the same three-month period in 2003.

Comparison of the Six Months Ended June 30, 2004 and 2003

Total Interest Income - Total interest income was $7,790,000 for the six month period ended June 30, 2004 compared to $9,042,000 for the same six month period in 2003, a decrease of $1,252,000 or 13.8%. The overall decrease in total interest income is attributed principally to a decrease in interest and fees on loans of $1,370,000 or 18.1%. Income from interest and fees on loans decreased due to a decrease in yields and volume within the loan portfolio as discussed for the three month periods above.

Total Interest Expense - Total interest expense was $2,779,000 for the six month period ended June 30, 2004 represented a decrease of $556,000 from the $3,335,000 reported for the same six month period in 2003. The decrease in interest expense is due to a decrease in interest expense on deposits resulting from a general decline in the Bank’s cost of funds as discussed for the three month periods above.

Net Interest Income - Net interest income was $5,011,000 for the six months ended June 30, 2004 compared to $5,707,000 for the same six month period in 2003, a decrease of $696,000.

Provision for Loan Losses - The provision for loan losses for the six months ended June 30, 2004 was $2,617,000 compared to $300,000 for the same period in 2003. As a result of its recurring quarterly analysis of loan loss reserve adequacy, management determined that an increase to the provision was required. For details of the analysis and methodology, see “Risk Elements”.

Total Other Income - Total other income for the six month period ended June 30, 2004 was $1,475,000 compared to $2,731,000 for the six month period ended June 30, 2003, a decrease of $1,256,000. The decrease is primarily due to a decrease in net gains on loan sales of $1,103,000 and a decrease in net gains on the sale of investment securities of $252,000. These decreases were partially offset by an increase in BOLI income of $150,000.

Gains of $111,000 were recorded on the sale of $4.8 million of fixed rate, 1-4 family residential mortgages to Freddie Mac for the six month period ended June 30, 2004. The Company also sold student loans totaling $5.5 million with gains of $83,000 in 2004. For the six month period ended June 30, 2003, $32.1 million of fixed rated, 1-4 family residential mortgages were sold resulting in a gain of $1.2 million. In addition to the sale of mortgages, the Company also sold $6.6 million in student loans during the first quarter of 2003 which resulted in a gain of $99,000.

Total Other Expense - Total other expense of $5,789,000 for the six months ended June 30, 2004 compared to $5,345,000 for the same six month period in 2003. This represented an increase of $444,000 or 8.3%. The increase is primarily derived from an increase in professional fees of $238,000 and salaries and employee benefits expense of $157,000. The increase in professional fees was due to the merger related expenses and is expected to continue to increase for the next two quarters or until the consummation of the proposed merger with F.N.B. Corporation. The increase in salaries and employee benefits is discussed above.

Net Loss - Net loss for the six month period ended June 30, 2004 was $1,124,000, a decrease of $3,067,000 from net income of $1,943,000 reported at June 30, 2003. Earnings (loss) per share for the six month period ended June 30, 2004 were $(0.41), a decrease of $1.11 from $0.70 per share earned during the same six month period in 2003.

Financial Condition

Total assets decreased $4.9 million or 1.5% from December 31, 2003 to $330.1 million at June 30, 2004. The decrease in total assets was primarily due to a decrease in net loans of $14.1 million which was partially offset by an increase in available for sale investment securities of $6.6 million. Total gross loans (including loans available for sale) decreased $9.3 million from December 31, 2003 due to general economic conditions and the sale of $5.5 million in student loans discussed above. The increase in available for sale investment securities is due to the purchase of $15.9 million in securities during the first two quarters of 2004. Se also “Comparison of the Three Months Ended June 30, 2004 and 2003 – Total Interest Income”

At June 30, 2004, the Company serviced approximately $97.1 million in sold fixed rate mortgages. As discussed above, sales of fixed rate mortgages for the six-month period ended June 30, 2004 totaled $4.8 million with net gains of $111,000. Management anticipates future sales of fixed rate mortgages; however, the extent to which the Company participates in the secondary market will be dependent upon demand for fixed rate mortgages in the market place, liquidity needs of the Company and interest rate risk exposure. Management will continue to obtain the necessary documentation to allow loans to be sold in the secondary market, so that if liquidity or market conditions dictate, management will be able to respond to these conditions.

Premises and equipment also increased $448,000 from December 31, 2003 to $9.7 million. This increase is a result of additional fixed assets in relation to the expansion of the Company’s operations center.

Total deposits of $264.3 million at June 30, 2004 represented a decrease of $2.8 million or 1.0% from $267.1 million at December 31, 2003. Money market accounts had the largest decrease of $2.3 million followed by interest-bearing demand and time deposits of $2.0 million and $1.4 million, respectively. These decreases were partially offset by an increase in noninterest-bearing demand deposits of $3.0 million. See also “Comparison of the Three Months Ended June 30, 2004 and 2003 – Total Interest Expense”

Short-term borrowings increased $590,000 from December 31, 2003 to $6.0 million. This increase is due to an increase in short-term repurchase agreements.

Management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with regulatory guidelines. The following schedule presents certain regulatory capital ratio requirements along with the Company’s position at June 30, 2004:

	Actual		Minimum	Well
	Amount	Ratio	Ratio	Capitalized
Tier 1 risk - based capital	$28,551	13.70%	4.00%	6.00%
Total risk - based capital	31,191	14.97	8.00	10.00
Leverage capital	28,551	8.54	4.00	5.00

As the above table illustrates, the Company exceeds both the minimum and well-capitalized regulatory capital requirements at June 30, 2004. The Bank’s regulatory capital amounts, as of the report date, did not differ significantly from that of the Company.

LIQUIDITY

The principal functions of the Company’s asset/liability management program are to provide adequate liquidity and to monitor interest rate sensitivity. Liquidity represents the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Asset liquidity is provided by repayments and the management of maturity distributions for loans and securities. An important aspect of asset liquidity lies in maintaining adequate levels of adjustable rate, short term, or relatively risk free interest earning assets. Management evaluates the Company’s liquidity position over 30 day, 60 day, and 90+ day time horizons. The analysis not only identifies liquidity within the balance sheet, but off balance sheet as well. It identifies anticipated sources and uses of funds as well as potential sources and uses. Anticipated needs include liquidity for credit demand, commitments to purchase assets, and anticipated deposit decreases. Anticipated sources include cash (net of reserve requirements), maturing investment securities, daily federal funds sold, anticipated deposit increases, and the repayment of loans and mortgage backed securities. Potential uses include unfunded loan commitments available on lines of credit. Potential sources include borrowing capacity available to the Company through the Federal Home Loan Bank (“FHLB”). At June 30, 2004, for the 30-day horizon, the Company had a net anticipated funding position of 5.9% of total assets. This ratio was 1.3% at December 31, 2003. Management views this ratio to be at an adequate level.

Management also monitors its liquidity by the Company’s loans to deposits ratio. The gross loans (including loans held for sale) to deposits ratio was 75.6% at June 30, 2004 as compared to 78.3% at December 31, 2003 and 80.3% at June 30, 2003.

The Company’s liquidity plan allows for the use of long-term advances or short-term lines of credit with the FHLB as a source of funds. Borrowing from the FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest rate risk. The Company may structure borrowings from FHLB to match those of customer credit requests, and therefore, lock in interest rate spreads over the lives of the loans. At June 30, 2004, the Company continued to have three such matched funding loans outstanding totaling $104,000.

The Company continues to also have short-term borrowing availability through FHLB “RepoPlus” advances. “RepoPlus” advances are short-term advances subject to annual renewal, incur no service charges, bear a fixed rate of interest, and are secured by a blanket security agreement of qualifying residential mortgages. At June

30, 2004 and 2003, the Company had no “RepoPlus” advances outstanding. The Company’s remaining borrowing capacity with FHLB was $111.5 million at June 30, 2004.

The Company has outstanding a Convertible Select advance with the FHLB for general liquidity purposes in the amount of $30.0 million at a rate of 5.11%. The 10year/1year advance matures in 2011 with the opportunity to reprice quarterly, if the strike rate is attained. The strike rate of 7.50% is tied to the 3-month London Inter-bank Offering Rate (“LIBOR”); accordingly, the advance will maintain at its fixed rate unless 3-month LIBOR rises to 7.50%. At June 30, 2004 the 3-month LIBOR was 1.60%. Interest is paid quarterly to the FHLB at a rate of 5.11%. The advance is subject to prepayment penalties.

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

The Statement of Cash Flows, for the six-month period ended June 30, 2004, indicated a decrease in cash and cash equivalents of $1.7 million. Cash was provided from proceeds from sales of mortgage loans and student loans of $4.9 million and $5.6 million, respectively, and proceeds from sales, maturities, and repayments of available for sale securities of $8.3 million. Cash was used during the period primarily for the origination of loans held for sale of $7.2 million and the purchase of available for sale investments of $15.9 million. Cash dividends paid during the six-month period ended June 30, 2004 totaled $820,000. Cash and cash equivalents totaled $22.8 million at June 30, 2004, a decrease of $1.7 million from $24.5 million at December 31, 2003.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS

Schedule of Non-performing Assets

The following schedule presents the non-performing assets for the last five quarters:

	Jun	Mar	Dec	Sep	Jun
	2004	2004	2003	2003	2003
	(dollars in thousands)
Non-performing and restructured loans
Accruing loans past due 90 days or more	$258	$86	$57	$52	$110
Non-accrual loans	7,219	3,309	3,170	3,977	3,114
Restructured loans	—	—	—	—	—

Total non-performing and restructured loans	7,477	3,395	3,227	4,029	3,224

Other non-performing assets
Other real estate owned	1,138	822	318	240	145
Repossessed assets	43	42	68	54	87

Total other non-performing assets	1,181	864	386	294	232

	$8,658	$4,259	$3,613	$4,323	$3,456

Total non-performing assets
Non-performing and restructured loans as a percentage of total loans(1)	3.82%	1.70%	1.56%	1.82%	1.47%
Non-performing assets and restructured loans as a percentage of total loans and other non-performing Assets and restructured loans(1)	4.40%	2.12%	1.74%	1.95%	1.58%

(1)	Excludes loans held for sale.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2004 totaled $5,522,000 or 2.76% of total gross loans (including loans held for sale) as compared to $3,106,000 or 1.48% at December 31, 2003. Provisions for loan losses were $2,617,000 and $300,000 for the six-month periods ended June 30, 2004 and 2003. Based on the Bank’s methodology for evaluating the level of the loan loss allowance, management determined it was appropriate to increase the provision for loan losses in the second quarter of 2004.

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

Based on this analysis, management’s review of updated financial information provided by borrowers indicated deterioration in the financial condition of certain borrowers due to the current economic environment. Management determined to lower the risk ratings on approximately $8.3 million of loans comprised primarily of commercial loans secured by real estate for the period ended June 30, 2004. The risk-rating changes in the second quarter resulted in increased provision expense of $2,317,000 and an increase in non-performing loans for the second quarter of 2004 presented in the table above.

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

Non-accrual/Impaired Loans

A loan is classified as nonaccrual if, in the opinion of management, reasonable doubt as to the collectibility of the account arises. In addition, commercial, financial and agricultural loans are classified as nonaccrual when the loans become 90 days or more past due, and all other loans 120 days or more past due. At the time the account is placed on nonaccrual status, all previously accrued interest is charged against current earnings. At the time the accrual of interest is discontinued, future income is recognized only when cash is received, depending on management’s assessment of the collectibility of principal. At June 30, 2004, the Company had nonaccrual loans of $7,219,000.

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Included in the nonaccrual loans at June 30, 2004 were impaired loans totaling $6.5 million. The average balance of impaired loans during the six months ended June 30, 2004 was $2.9 million. Impaired loans had a related allowance allocation of $1,506,000 and no income was recognized in 2004 for any loans while they were classified as impaired.

The increase in classified loans, non-accrual loans and impaired loans and ultimately, loan loss reserve levels, resulted principally from current economic conditions and management’s review of updated financial information provided by borrowers during the second quarter of 2004.

Of the fourteen credit relationships downgraded during the quarter, three commercial loan relationships represented approximately $3.5 million of the total increase in impaired loans and $1.4 million of the increase in loan loss reserves at June 30, 2004. Each of these loans are in our market area. Each of the credits were classified as impaired and placed in non-accrual status due to the deteriorating financial condition of the borrowers, however, all three relationships continue to perform according to their original contractual agreements.

•	The largest of these borrowers has several credits totaling $1.5 million which are secured by various commercial and residential real estate properties, equipment and receivables and are related to the operation of an excavation and construction business. These credits were classified as impaired and placed in non-accrual status in the second quarter of 2004 due to the deteriorating financial condition of the borrower and due to a lack of updated equipment valuations for which the Company has a secured interest. The borrower continues to pay as agreed.

•	The second borrower relationship with credits totaling $1.4 million was also classified as impaired and placed in non-accrual status in the second quarter of 2004 due to the deteriorating financial condition of the borrower. These credits pertain to a leasing company and are collateralized by commercial real estate as well as personal guarantees of the borrower and related entities. The borrower continues to pay as agreed.

•	The third credit relationship totaling $583,000 involves a borrower in the restaurant business. This credit relationship was classified as impaired and placed in non-accrual status in the second quarter of 2004 due to the borrower’s deteriorating financial condition. The relationship is collateralized by the restaurant and the owner’s primary residence and continues to pay as agreed.

The remaining eleven relationships that were downgraded during the second quarter of 2004 had average outstanding loan balances of approximately $600,000 and represented approximately $800,000 of increase in provision expense during the quarter.

Based on the current reserve levels and the collateral securing the credits, management does not consider any of the remaining non-performing loans to pose any further significant risk to the capital position or future earnings of the Company.

Based on the current reserve levels and the collateral securing the credits, management believes none of the non-performing assets, including other real estate owned, at June 30, 2004, pose any significant risk to the operations, liquidity or capital position of the Company.

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

At June 30, 2004, the Company had a cumulative negative gap of $72.1 million at the one-year horizon. The gap analysis indicates that if interest rates were to rise 100 basis points (1.00%), the Company’s net interest income would decline at the one-year horizon because the Company’s rate sensitive liabilities would reprice faster than rate sensitive assets. Conversely, if rates were to fall 100 basis points, the Company would earn more in net interest income. However, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree. The pricing on all deposit products, for example, is determined by management, and therefore can be controlled as to the extent and timing of repricing. As a result, the Company’s gap position does not necessarily predict the impact on interest income given a change in interest rate levels.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decreases of +300 basis points (or 3.00%) or -100 basis points (or 1.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the new interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 100 basis point overnight decrease in interest rates, the Company would experience a potential $136,000 or 1.3% decline in net interest income. If rates were to increase 300 basis points, the analysis indicates that the Company’s net interest income would decrease $259,000 or 2.5%. It is important to note, however, that this exercise would be of a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities, which in turn will affect the net interest income. As mentioned earlier, in gap analysis, as well as in simulation analysis, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

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

In addition to borrowing from the FHLB as a source for liquidity, the Company also participates in the secondary mortgage market. Specifically, the Company sells fixed rate, residential real estate mortgages to the Freddie Mac. The sales to Freddie Mac not only provide an opportunity for the Bank to remain competitive in the market place, by allowing it to offer a fixed rate mortgage product, but also provide an additional source of liquidity and an additional tool for management to limit interest rate risk exposure. The Bank continues to service all loans sold to Freddie Mac.

Item 4. Controls and Procedures

As of the quarter ended June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected, and, thus, the Company’s management cannot provide absolute assurance that the Company’s disclosure controls will prevent all errors and all fraud.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In January 2004, two lawsuits were filed by a borrower and guarantor arising out of financings by the Bank consummated in March 1998. These suits were filed in the Court of Common Pleas of Lawrence County, Pennsylvania. Todd W. Booher v. First National Bank of Slippery Rock (Case No. 10124 of 2004, C.A.) and Estate of Pansie Booher v. First National Bank of Slippery Rock (Case No. 10125 of 2004, C.A.). Among other things, the suits allege that as a result of the Bank’s commercially unreasonable sale of certain collateral, the plaintiff suffered losses of approximately $1.3 million. The Corporation has filed preliminary objections to the complaints. The Corporation believes it has meritorious defenses and intends to vigorously defend. However, no assurances can be given as to the ultimate outcome of these proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (none)

Item 3. Defaults Upon Senior Securities

     (none)

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Slippery Rock Financial Corporation took place on April 20, 2004. The following two (2) matters were voted upon:

(1) Election of the three (3) persons listed in CLASS III of the Proxy Statement dated March 26, 2004 whose terms expire in 2007.

CLASS II Directors:
Mr. Robert E. Gregg
Mr. S.P. Snyder
Mr. Thomas D. McClymonds

(2) Such other business as may properly come before the meeting or any adjournment thereof.

Continuing CLASS I directors whose terms expire in 2005 are:

Mr. John W. Conway
Mr. William D. Kingery
Mr. Scott A. McDowell
Mr. Charles C. Stoops, Jr.

Continuing CLASS II directors whose terms expire in 2006 are:

Mr. Robert M. Greenberger
Ms. Brenda K. McBride
Mr. William C. Sonntag
Mr. Norman P. Sundell

The following table presents the results of the vote tabulation

Issue	Description	Votes For	Votes Against
1	Election of CLASS III Directors
	Mr. Robert E. Gregg	1,508,990	136,098
	Mr. S.P. Snyder	1,533,114	111,974
	Mr. Thomas D McClymonds	1,618,770	26,318

2	No other issues were brought before the meeting.

Item 5. Other Information

     (none)

Item 6. Exhibits and Reports on Form 8 – K

     (a)     Exhibits required by Item 601 of Regulation S – K:

Exhibit Number
31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certification – Chief Executive Officer

32.2	Section 1350 Certification – Chief Financial Officer

99.0	Report of Independent Registered Public Accounting Firm

     (b) Reports on Form 8-K –

Filed August 4, 2004 announcing second quarter earnings

Filed May 28, 2004, attaching copy of merger agreement between the Company and F.N.B. Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Slippery Rock Financial Corporation
              (Registrant)

Date: August 16, 2004	By:	/s/William C. Sonntag
William C. Sonntag President & CEO

Date: August 16, 2004	By:	/s/ Mark A. Volponi
Mark A. Volponi CFO